Form 10-Q
period 2000-09-30
OMNISKY CORP
filed 2000-11-14
CIK 1104771

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the quarterly period ended September 30, 2000

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

       For the transition period from __________________ to ____________________


                        Commission file number 000-31471


                               OMNISKY CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


                   Delaware                               77-0516363
        (State or Other Jurisdiction of                (I.R.S. Employer
         Incorporation or Organization)                Identification No.)


        1001 Elwell Court, Palo Alto, California            94303
        (Address of Principal Executive Offices)          (Zip Code)


                                 (650) 969-7700
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes | | No |X|

The number of shares of the registrant's Common Stock outstanding as of November 10, 2000: 66,477,892 shares

                               OMNISKY CORPORATION

                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS


                                                                                                    PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:....................................................................  3

         Condensed Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000.....  3

         Condensed Consolidated Statements of Operations for the Three Month
         Periods Ended September 30, 1999 and 2000, the Period from Inception (May
         7, 1999) to September 30, 1999, and for the Nine Month Period Ended
         September 30, 2000.......................................................................  4

         Condensed Consolidated Statements of Cash Flows for the Period from
         Inception (May 7, 1999) to September 30, 1999 and for the Nine Month
         Period Ended September 30, 2000..........................................................  5

         Notes to Condensed Consolidated Financial Statements.....................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.... 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk............................... 30

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings........................................................................ 31

Item 2.  Changes in Securities and Use of Proceeds................................................ 31

Item 4.  Submission of Matters to a Vote of Security Holders...................................... 32

Item 6.  Exhibits and Reports on Form 8-K......................................................... 33

Signatures........................................................................................ 34

Exhibit Index..................................................................................... 35

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               OMNISKY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                     DECEMBER 31,     SEPTEMBER 30,
                                                                                        1999              2000
                                                                                        ----              ----
                                                                                     (UNAUDITED)       (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.....................................................      $   6,767         $ 146,399
  Short-term investments and marketable securities..............................             --            13,084
  Accounts receivable, net......................................................            471             1,751
  Inventories...................................................................          2,906             3,101
  Prepaid expenses and other current assets.....................................          5,364             7,049
                                                                                      ---------         ---------
     Total current assets.......................................................         15,508           171,384
                                                                                      ---------         ---------
Restricted cash.................................................................             --             8,188
Investments.....................................................................             --             4,117
Property and equipment, net.....................................................            468            12,010
Intangibles, net................................................................          5,469             4,332
                                                                                      ---------         ---------
     Total assets...............................................................      $  21,445         $ 200,031
                                                                                      =========         =========

   LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
  Accounts payable..............................................................      $   2,194         $  15,149
  Accrued and other current liabilities.........................................          4,259             8,339
  Due to and advances from stockholder..........................................          5,097             4,260
  Deferred revenue..............................................................            457             1,491
                                                                                      ---------         ---------
     Total current liabilities..................................................         12,007            29,239
                                                                                      ---------         ---------
Convertible preferred stock:
  Series A; $0.001 par value, 25,000,000 authorized shares; issued and outstanding: 20,219,335 in 1999, zero in 2000 (unaudited)
     (Liquidation value: $15,165)...............................................         15,707                --
                                                                                      ---------         ---------
     Total convertible preferred stock..........................................         15,707                --
                                                                                      ---------         ---------
Commitments and contingencies (Note 5)
Stockholders' (deficit) equity:
  Common stock: $0.001 par value, 73,067,149 shares authorized; issued
     and outstanding: 6,137,641 in 1999, 66,477,892 in 2000 (unaudited).........              6                66
  Additional paid-in capital....................................................          6,283           299,848
  Receivable from stockholders..................................................           (315)          (13,340)
  Deferred stock compensation...................................................         (5,314)          (30,902)
  Accumulated other comprehensive (loss) income.................................             --               (10)
  Accumulated deficit...........................................................         (6,929)          (84,870)
                                                                                      ---------         ---------
     Total stockholders' (deficit) equity.......................................         (6,269)          170,792
                                                                                      ---------         ---------
     Total liabilities, convertible preferred stock and stockholders'
     (deficit) equity...........................................................      $  21,445         $ 200,031
                                                                                      =========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               OMNISKY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                   PERIOD FROM
                                                             THREE               THREE             MAY 7, 1999           NINE
                                                             MONTHS              MONTHS            (INCEPTION)           MONTHS
                                                             ENDED               ENDED                TO                 ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                              1999                2000                1999                2000
                                                              ----                ----                ----                ----
                                                           (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
Revenue:
  Services..........................................       $        --         $     2,091         $        --         $     2,777
  Equipment.........................................                --               2,414                  --               2,597
  Beta period.......................................                --                  --                  --               1,231
                                                           -----------         -----------         -----------         -----------
                                                                    --               4,505                  --               6,605
                                                           -----------         -----------         -----------         -----------
Operating costs and expenses:
  Cost of revenue:
     Services.......................................                --               4,162                  --               5,909
     Equipment......................................                --               5,046                  --               5,284
     Beta period....................................                --                  --                  --                  --
                                                           -----------         -----------         -----------         -----------
                                                                    --               9,208                  --              11,193
  Engineering, development and operations...........             1,033               3,335               1,033               7,460
  Sales and marketing...............................               193              19,174                 193              34,320
  General and administrative........................               206               4,693                 206              10,624
  Amortization of deferred stock compensation (*)...                --               5,964                  --              16,304
  Depreciation and amortization.....................               237               1,009                 237               2,002
                                                           -----------         -----------         -----------         -----------
     Total operating expenses.......................             1,669              43,383               1,669              86,234
                                                           -----------         -----------         -----------         -----------
Loss from operations................................            (1,669)            (38,878)             (1,669)            (79,629)

Equity in net loss of affiliate.....................                --                (540)                 --                (540)
Interest income and other...........................                15               1,330                  15               2,228
                                                           -----------         -----------         -----------         -----------
Net loss............................................       $    (1,654)        $   (38,088)        $    (1,654)        $   (77,941)
                                                           ===========         ===========         ===========         ===========
Net loss per share -- basic and diluted.............                --             $(6.82)                  --            $(28.40)
                                                           ===========         ===========         ===========         ===========
Shares used in computing basic and diluted net loss                 --           5,586,270                  --           2,744,054
per share...........................................       ===========         ===========         ===========         ===========



(*) Amortization of deferred stock compensation:
     Engineering, development and operations........                --         $     1,144                  --         $     2,479
     Sales and marketing............................                --               3,080                  --               5,560
     General and administrative.....................                --               1,740                  --               8,265
                                                           -----------         -----------         -----------         -----------
                                                                    --         $     5,964                  --         $    16,304
                                                           ===========         ===========         ===========         ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               OMNISKY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   PERIOD FROM
                                                                   MAY 7, 1999        NINE MONTHS
                                                                 (INCEPTION) TO         ENDED
                                                                  SEPTEMBER 30,      SEPTEMBER 30,
                                                                      1999              2000
                                                                      ----              ----
                                                                   (UNAUDITED)       (UNAUDITED)
Net cash used in operating activities.........................      $  (3,323)        $ (45,451)
                                                                    ---------         ---------

Cash flows from investing activities:
  Restricted cash deposit....................................              --            (8,188)
  Purchase of property and equipment.........................            (150)          (12,412)
  Purchase of investments....................................              --          (212,238)
  Sale/maturity of investments...............................              --           195,055
                                                                    ---------         ---------
      Net cash used in investing activities..................            (150)          (37,783)
                                                                    ---------         ---------

Cash flows from financing activities:
  Proceeds from issuances of preferred stock, net of
    issuance costs...........................................           7,164           103,099
  Proceeds from issuances of common stock, net of
    issuance costs...........................................              --           119,767
                                                                    ---------         ---------
      Net cash provided by financing activities..............           7,164           222,866
                                                                    ---------         ---------

Net increase in cash and cash equivalents....................           3,691           139,632
Cash and cash equivalents, beginning of period...............              --             6,767
                                                                    ---------         ---------
Cash and cash equivalents, end of period.....................       $   3,691         $ 146,399
                                                                    =========         =========

Supplemental non-cash financing activities:
Issuance of preferred stock in connection with purchased
  technology licenses........................................       $   5,750         $      --
                                                                    =========         =========
Issuance of warrants in connection with purchased technology
  License....................................................       $     314         $      --
                                                                    =========         =========
Issuance of preferred stock for notes........................       $      --         $   1,335
                                                                    =========         =========
Issuance of common stock for notes...........................       $     315         $  11,690
                                                                    =========         =========
Deferred stock compensation related to common stock option
  grants to employees........................................       $      --         $  41,890
                                                                    =========         =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                               OMNISKY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  -- BASIS OF PRESENTATION:

These condensed consolidated financial statements as of December 31, 1999 and September 30, 2000, and for the three month periods ended September 30, 1999 and 2000, the period from inception (May 7, 1999) to September 30, 1999 and for the nine month period ended September 30, 2000 and the related footnote information are unaudited and have been prepared on a basis substantially consistent with the audited consolidated financial statements of OmniSky Corporation and its subsidiary (collectively, "OmniSky" or the "Company") as of and for the period from inception (May 7, 1999) to December 31, 1999 included in the Company's Registration Statement on Form S-1 (Registration No. 333-39446) as filed with the Securities and Exchange Commission ("SEC"). These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company as of and for the year ended December 31, 1999. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at September 30, 2000, their results of operations for the three month periods ended September 30, 1999 and 2000, the period from inception (May 7, 1999) to September 30, 1999 and for the nine month period ended September 30, 2000 and their cash flows for the periods from inception (May 7, 1999) to September 30, 1999 and for the nine month period ended September 30, 2000. The operating results for the interim periods presented are not necessarily indicative of the results to be expected for the entire year, or any future period.

The condensed consolidated financial statements of OmniSky Corporation include the accounts of a wholly-owned subsidiary, OmniSky Limited, which is domiciled in the United Kingdom. All significant intercompany balances and transactions have been eliminated. The results also include the Company's equity interest in an international joint venture.

Preparation of the accompanying condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -- NET LOSS PER COMMON SHARE:

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period net of common shares subject to repurchase. Diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period net of common shares subject to repurchase. Common equivalent shares, composed of common shares issuable upon exercise of stock options and upon conversion of preferred stock are included in the diluted net loss per share computation to the extent such shares are dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

                                                                                                PERIOD FROM
                                                       THREE MONTHS       THREE MONTHS          MAY 7, 1999         NINE MONTHS
                                                           ENDED              ENDED           (INCEPTION) TO           ENDED
                                                       SEPTEMBER 30,      SEPTEMBER 30,        SEPTEMBER 30,       SEPTEMBER 30,
                                                           1999               2000                 1999                2000
                                                           ----               ----                 ----                ----
                                                        (UNAUDITED)        (UNAUDITED)          (UNAUDITED)         (UNAUDITED)
Numerator:
  Net loss.........................................    $ (1,654,000)      $(38,088,000)        $ (1,654,000)       $(77,941,000)
                                                       ============       ============         ============        ============
Denominator:
  Weighted average common shares -- basic..........       4,202,950         12,233,449            2,630,418           8,768,255
  Weighted average shares subject to repurchase....      (4,202,950)        (6,637,179)          (2,630,418)         (6,024,201)
                                                       ------------       ------------         ------------        ------------
  Denominator for basic and diluted calculation....              --          5,586,270                   --           2,744,054
                                                       ============       ============         ============        ============
Net loss -- basic and diluted......................    $         --       $      (6.82)        $         --        $     (28.40)
                                                       ============       ============         ============        ============

Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares outstanding at the end of the periods indicated below:



                                               SEPTEMBER 30,    SEPTEMBER 30,
                                                   1999              2000
                                                   ----              ----
Common stock options and warrants...........            --        11,521,435
Convertible preferred stock.................    29,547,385                --

NOTE 3 -- PROPERTY AND EQUIPMENT:

Property and equipment for the periods reported was as follows (in thousands of U.S. dollars)

                                                            DECEMBER 31,    SEPTEMBER 30,
                                                               1999             2000
                                                               ----             ----
                                                                             (UNAUDITED)
    Property and equipment, net:
      Computers.........................................     $    317         $  4,943
      Software..........................................           61            7,471
      Furniture, fixtures and equipment.................          114              451
      Leasehold improvements............................           --               39
                                                             --------         --------
                                                                  492           12,904
      Less: accumulated depreciation and amortization...          (24)            (894)
                                                             --------         --------
                                                             $    468         $ 12,010
                                                             ========         ========

NOTE 4 -- COMPREHENSIVE INCOME (LOSS):

Comprehensive income (loss) for the periods reported was as follows (in thousands of U.S. dollars):

                                                                                 PERIOD FROM
                                                THREE MONTHS    THREE MONTHS     MAY 7, 1999      NINE MONTHS
                                                    ENDED          ENDED        (INCEPTION) TO       ENDED
                                                SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                    1999            2000             1999             2000
                                                    ----            ----             ----             ----
Net loss                                         $ (1,654)        $(38,088)        $ (1,654)        $(77,941)

Other comprehensive income:
  Unrealized holding gains..................           --               29               --               19
  Foreign currency translation adjustment...           --              (28)              --              (29)
                                                 --------         --------         --------         --------

Comprehensive loss..........................     $ (1,654)        $(38,087)        $ (1,654)        $(77,951)
                                                 ========         ========         ========         ========

NOTE 5 -- COMMITMENTS AND CONTINGENCIES:

On July 6, 2000, a complaint was filed in the United States District Court for the Northern District of California captioned "Julia Butterfly Hill v. AT&T Corporation, a New York corporation; AT&T Wireless Services, Inc., a Delaware corporation; OmniSky Corporation, a Delaware corporation; TWBA Chiat/Day, a Delaware corporation; and Does I-XX, inclusive." The complaint alleges, among other things, false endorsement and false designation of origin; false and misleading advertising and misappropriation of likeness and image. The Company intends to vigorously to defend itself and believes that the claims alleged are without merit. The Company does not believe that the resolution of this matter will have a material effect on its financial condition or results of operations.

Except as described in the previous paragraph, the Company is not currently subject to any material legal proceedings. The Company may from time to time, however, become a party to various legal proceedings arising in the ordinary course of our business. The Company also may be indirectly affected by administrative or court proceedings or actions in which the Company is not involved but which have general applicability to the Internet or wireless industries.

NOTE 6 -- COMMON STOCK AND CONVERTIBLE PREFERRED STOCK:

Between April 2000 and August 2000, the Company issued 3,372,604 shares of its common stock in private placements for recourse notes receivable totaling $11.7 million. During September 2000, the Company issued 10,465,000 shares of its common stock in an initial public offering. The sales price was $12.00 per share, less underwriters' discounts and commissions and other issuance costs, for net proceeds of $114.8 million. Concurrent with the initial public offering, America Online, Inc. purchased, in a private placement, 448,029 shares of the Company's common stock having an aggregate value of $5 million at the time of purchase.

Upon the completion of the initial public offering, all of the outstanding shares of the Company's convertible preferred stock automatically converted into an aggregate of 46,054,620 shares of common stock.

NOTE 7 -- RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists. In July 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company has complied with the guidance of SAB 101.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of certain provisions of FIN 44 prior to March 31, 2000 did not have a material impact on the financial statements. Adoption of FIN 44 did not have a material effect on the financial position or results of operations of the Company.

In various areas, including revenue recognition and other Internet-related issues, accounting standards and practices continue to evolve. The SEC recently issued interpretative guidance relating to SAB 101, and the FASB's Emerging

Issues Task Force continues to address revenue and other Internet-related accounting issues. The management of the Company believes it is in compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact the Company's accounting for its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Company's accompanying unaudited condensed consolidated financial statements and notes thereto, and the Company's audited consolidated financial statements, notes thereto and management's discussion and analysis of financial condition and results of operations as of and for the period ended December 31, 1999 included in the Company's Registration Statement on Form S-1 (Registration No. 333-39446) as filed with the Securities and Exchange Commission on September 20, 2000.

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those indicated in such forward-looking statements as a result of certain factors, including, but not limited to, those set forth under the heading "Factors Affecting Future Operating Results."

OVERVIEW

We formed our company in May 1999 to develop a wireless service for handheld mobile devices. From May 1999 through April 2000, we were in a development phase, which included conducting a beta test of our wireless service. In May 2000, we formally launched our wireless service nationally.

In December 1999, we began beta testing our wireless service. During the beta period, which was December 1999 through April 2000, our subscribers received for a price of $299:

    - a wireless modem that attaches to a Palm V or Palm Vx handheld mobile device that is necessary for our subscribers to receive our wireless service;

    -    our wireless service through April 2000; and

    - a lifetime discount of 15% off of the flat monthly subscriber fee that we charge.

We stopped accepting new orders for our beta test on March 31, 2000.

During May 2000, we began shipping wireless modems to individuals who subscribed to our service after the formal launch. At September 30, 2000, we had 25,700 subscribers.

We provide our subscribers, for a fixed monthly subscriber fee, with a comprehensive wireless service for their handheld mobile devices, including the Palm V and Vx, Handspring Visor Platinum and Prism and Hewlett-Packard
Jornada, by offering:

    - access to a broad range of Internet content and data and the ability to manage through our wireless portal up to six of their existing e-mail accounts and securely conduct e-commerce transactions;

    - Internet data and content that has been modified for viewing and use on handheld mobile devices and the ability to browse many popular web sites whose content has not been modified;

    - an easy-to-use wireless Internet portal which, as the automatic homepage for all of our subscribers, serves as our subscribers' gateway to the Internet;

    - nationwide access covering 118 metropolitan statistical areas across the United States, encompassing over 160 million people; and

    -    full-time customer support.

To obtain our wireless service, subscribers can purchase a wireless modem from us that we initially priced at $299. Beginning in June 2000 and ending August 31, 2000, we offered our subscribers an incentive program rebate of $150 on the modem purchase after six continuous months of paid service. In October 2000, we began offering a rebate of $200 after six months of continuous paid service; that offer expires in January 2001. We anticipate that other offers of this nature may be made in the future. Our subscribers must separately purchase a handheld mobile device, such as the Palm V or Vx, Handspring Visor Prism or Platinum or Hewlett-Packard Jornada, to receive our service; we do not provide the handheld mobile device. Our subscribers generally pay us a flat monthly fee of up to $39.95 to receive our wireless service.

We formed a joint venture with News Corporation in April 2000 to pursue international opportunities for our business outside of the United States. We expect the joint venture to develop its business in Europe over the next 12 months, and possibly Asia over the next 24 months. We have agreed to contribute $5.0 million in cash to the venture and expect to contribute additional funding, and provide additional technical and related support, to the venture over time. We have not yet quantified any future costs that we may incur in connection with the joint venture, although the joint venture is intended to be self-financing after a period of time.

THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999, AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE PERIOD FROM INCEPTION (MAY 7, 1999) TO SEPTEMBER 30, 1999

RESULTS OF OPERATIONS

(All charts below are in thousands of U.S. dollars; "NM" is used in the charts to indicate calculations which are not meaningful.)

We have a limited operating history, having formed our company in May 1999 and launched our beta test in December 1999. We began shipping wireless modems and providing wireless service to our beta test participants at the end of December 1999. We did not recognize any revenue for the period from our inception in May 1999 through September 30, 1999.

We have experienced cumulative losses since our inception as a result of our efforts to develop and market our wireless service. From inception in May 1999 through September 30, 2000, our cumulative net losses totaled $84.9 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. In particular, we expect our sales and marketing expenses to increase as we establish our brand and build our infrastructure. We also anticipate incurring additional expenses in connection with the continued launch of our service, the introduction of new services, and making our service compatible with new handheld mobile devices, platforms and networks. During the beta test, we discounted the price of wireless modems in order to encourage participation. Currently, we offer an incentive program rebate on the purchase price of the wireless modems to customers who have completed six continuous months of paid service, and in the future, we may choose to continue to discount the price of wireless modems or initiate other incentive programs. Over time, we expect revenues from the sale of wireless modems to our subscribers as a percentage of our total revenues to decrease significantly because modems are available to our subscribers through channels other than us or are integrated directly into the handheld device, and due to decreases in the price of modems.

Due to our short operating history, we do not have meaningful statistics available regarding an average service life for our customers.

Our contracts for services we purchase generally have a fixed element for a base service level, but are then mostly subscriber-based and depend on the number of users on the wireless network or the number of customers being provided with customer care, billing or other administrative services. Our contracts with our service providers are generally of a one-to-three year duration.

We expect to experience seasonality in our business. We anticipate sales of handheld mobile devices, through which our subscribers receive our service, to be higher in the fourth fiscal quarter due to increased consumer spending patterns during the holiday season. We also expect that equipment sales may decline during the summer months because of typical decreased consumer spending patterns during this period. The timing of equipment sales has an impact on when we begin to generate service revenue from new customers. In addition, to the extent that we depend upon sales of handheld mobile devices to enable our subscribers to receive our wireless service, shortages in the availability of these devices or other events that affect the availability or desirability of these devices, could affect our business and revenues. These seasonal variations may lead to fluctuations in our quarterly operating results.

All of our revenues to date have been derived from operations in the United States. We had only one operating segment from our inception in May 1999 through September 30, 2000.

REVENUE

                                                                  Services      Equipment    Beta     Total
                                                                  --------      ---------    ----     -----
Three Months Ended September 30, 2000                               $2,091         $2,414       --   $4,505

Three Months Ended September 30, 1999                                   --             --       --       --

Increase from September 30, 1999                                     2,091          2,414       --    4,505

Percentage Increase from September 30, 1999                             NM             NM       NM       NM



Nine Months Ended September 30, 2000                                $2,777         $2,597   $1,231   $6,605

Period from Inception (May 7, 1999) to September 30, 1999               --             --       --       --

Increase from period ended September 30, 1999                        2,777          2,597    1,231    6,605

Percentage Increase from Period Ended September 30, 1999                NM             NM       NM       NM

We commenced shipping wireless modems to our beta subscribers in December 1999, and so we had no revenues for the periods ended September 30, 1999. From December 1999 through April 2000, we were conducting our beta test during which subscribers received a bundled offering consisting of a wireless modem and our wireless service from the date of their purchase through April 2000. Revenue during this period was recognized as "beta" period revenue. At the end of the beta period we had 5,500 subscribers, and at September 30, 2000, we had 25,700 subscribers. Equipment revenue for the three and nine month periods ended September 30, 2000 are net of $1.8 million and $3.8 million, respectively, related to a liability we recorded under our customer incentive program in which we offered a discount on the modem price after six months of continuous paid service. Due to the timing of sales relative to our customer refund period, at September 30, 2000 we had deferred $1.5 million of revenue that we will recognize in the fourth quarter of 2000.

In November 2000, we expanded our distribution channels to include several major national retailers. Revnue recognition will be based on the timing of the sale to the final customer.

We expect, over time, to derive a growing percentage of our revenues from slotting fees, advertising, mobile e-commerce and other value-added services. For the nine months ended September 30, 2000, we did not record any revenues from advertising, mobile e-commerce or other value-added services and recorded less than $350,000 from slotting fees.

COST OF REVENUE

                                                                                                         Percentage
                                                             Services    Equipment     Beta     Total    of Revenue
                                                             --------    ---------     ----     -----     ----------
Three Months Ended September 30, 2000                          $4,162        $5,046       --     $9,208         204%

Three Months Ended September 30, 1999                              --            --       --         --           --

Increase from September 30, 1999                                4,162         5,046       --      9,208           NM

Percentage Increase from September 30, 1999                        NM            NM       NM         NM           NM


Nine Months Ended September 30, 2000                           $5,909        $5,284   $4,331    $15,524           NM

Period from Inception (May 7, 1999) to September 30, 1999          --            --       --         --           --

Increase from period ended September 30, 1999                   5,909         5,284    4,331     15,524           NM

Percentage Increase from Period Ended September 30, 1999           NM            NM       NM         NM           NM

We did not recognize any cost of beta revenue from our inception in May 1999 through September 30, 1999. Instead, we deferred $0.5 million of those costs (all of which related to the cost of equipment) into the nine month period ended September 30, 2000 pending completion of the 30-day customer refund period. Cost of services and equipment increased for the three and nine months ended September 30, 2000 due to the sale of modems and providing services to our subscribers, which grew to 25,700 at September 30, 2000.

Due to the timing of sales relative to our customer refund period, at September 30, 2000 we had deferred $1.0 million of cost of equipment revenue included in Prepaid Expenses and Other Current Assets that we will recognize in the fourth quarter of 2000.

We expect the cost of revenue associated with network operations to increase as we continue to add subscribers, although we would expect these costs to decline on a per-subscriber basis as we achieve economies of scale. Our airtime costs for use of wireless data networks increase as we add new subscribers, but are expected to decrease on a per-subscriber basis as we achieve targeted subscriber levels.

We also expect the cost of revenue associated with equipment sales to increase as we expand our sales into retail channels beginning in November 2000. Where retail channel revenue is deferred until units are purchased by the final customer, we will also defer the related cost of equipment revenue up to the amount of deferred revenue.

OPERATING EXPENSES

Engineering, Development and Operations

                                                                           Percentage of
                                                               Amount         Revenue
                                                               ------      -------------
Three Months Ended September 30, 2000                          $3,335           74%
Three Months Ended September 30, 1999                           1,033            --
Increase from September 30, 1999                                2,302            NM
Percentage Increase from September 30, 1999                      223%            NM

Nine Months Ended September 30, 2000                           $7,460           113%
Period from Inception (May 7, 1999) to September 30, 1999       1,033            --
Increase from period ended September 30, 1999                   6,427            NM
Percentage Increase from Period Ended September 30, 1999         522%            NM

Engineering, development and operations expenses include the salaries, fees and related costs we incur for the design and operation of our wireless service and for the continued development, operation and management of our technology.

Costs for the period ended September 30, 1999 included initial engineering costs to develop the operations center and test our service. For the period ended September 30, 2000, the costs included continued development costs to launch our service in addition to costs for ongoing operations and increased due to the commencement of operations.

We expect our engineering, development and operations expenses to increase significantly as we continue to develop new wireless services.

Sales and Marketing

                                                                                 Percentage of
                                                                     Amount         Revenue
                                                                     ------      -------------
Three Months Ended September 30, 2000                               $19,174          426%
Three Months Ended September 30, 1999                                   193            --
Increase from September 30, 1999                                     18,981            NM
Percentage Increase from September 30, 1999                           9835%            NM

Nine Months Ended September 30, 2000                                $34,320          520%
Period from Inception (May 7, 1999) to September 30, 1999               193            --
Increase from period ended September 30, 1999                        34,127            NM
Percentage Increase from Period Ended September 30, 1999             17682%            NM

Sales and marketing expenses include the costs we incur to acquire and retain subscribers, the operating expenses associated with our sales and marketing department and other general marketing costs. These expenses also include costs incurred in connection with media and other advertising campaigns intended to develop consumer awareness of our brand.

Sales and marketing expenses were insignificant for the period from our inception in May 1999 through September 30, 1999, due to the fact we had had not initiated any marketing efforts prior to the commencement of providing our service at the end of December 1999. In May 2000, we initiated a national marketing campaign in connection with the formal launch of our wireless service. For the three and nine months ended September 30, 2000, sales and marketing expenses were significant, comprising $15.7 million and $34.0 million in advertising for the three and nine month periods, respectively, and $3.5 million and $9.4 million, respectively, related to other internal staff, consulting and associated overhead costs for the marketing group, offset by $9.1 million for the nine months ended September 30, 2000 in co-marketing funds received from AT&T Wireless. At September 30, 2000, we had no additional co-marketing funds available to us and do not currently have any co-marketing arrangements.

Our sales and marketing expenses will continue to increase as we expand our advertising programs to increase brand awareness and as we continue to add sales and marketing personnel. Because of our limited operating history, we are required in many instances to prepay for our initial media purchases, resulting in prepaid advertising. We do not expect to continue to prepay for most of our advertising in the future, although our ability to pay for advertising in arrears will likely depend on our future success and creditworthiness.

General and Administrative

                                                                            Percentage of
                                                                 Amount        Revenue
                                                                 ------      -------------
Three Months Ended September 30, 2000                            $4,693          104%
Three Months Ended September 30, 1999                               206            --
Increase from September 30, 1999                                  4,487            NM
Percentage Increase from September 30, 1999                       2178%            NM

Nine Months Ended September 30, 2000                            $10,624          161%
Period from Inception (May 7, 1999) to September 30, 1999           206            --
Increase from period ended September 30, 1999                    10,418            NM
Percentage Increase from Period Ended September 30, 1999          5057%            NM

General and administrative expenses include the costs we incur for employee salaries and the related costs we incur in maintaining our executive, administrative, finance, accounting, human resource and internal information systems functions. General and administrative expenses also include certain of our facility costs, insurance, professional fees and recruiting costs. In addition, we include in general and administrative expenses the fees we pay to Convergys Corporation, which provides us with customer care, billing and other administrative services.

We had only limited operations for the periods ended September 30, 1999, and the increase in expenses resulted from the expansion of our business in 2000, the development of an operating infrastructure and expenses related to our recent initial public offering.

We expect our general and administrative expenses to increase significantly as we continue to add new subscribers, which we expect will increase our customer care and billing costs, and as we continue to add personnel and enhanced facilities to meet the needs of our business.

Amortization of Deferred Stock Compensation

                                                                            Percentage of
                                                                 Amount         Revenue
                                                                 ------      -------------
Three Months Ended September 30, 2000                            $5,964           132%
Three Months Ended September 30, 1999                                --             --
Increase from September 30, 1999                                  5,964             NM
Percentage Increase from September 30, 1999                          NM             NM

Nine Months Ended September 30, 2000                            $16,304           247%
Period from Inception (May 7, 1999) to September 30, 1999            --             --
Increase from period ended September 30, 1999                    16,304             NM
Percentage Increase from Period Ended September 30, 1999             NM             NM

We granted stock options and issued shares of restricted stock to certain of our officers and employees at prices subsequently deemed to be below the fair value of the underlying stock on the date of grant or issuance. From our inception in May 1999 through September 30, 2000, we recorded aggregate deferred stock compensation of approximately $47.9 million, of which $0.7 million was expensed in the three months ended December 31, 1999, and $16.3 million was expensed in the nine month period ended September 30, 2000. This expense has no impact on our cash flows. With respect to employee stock-based compensation, we are amortizing the deferred compensation expense over the vesting period using the multiple option approach. The remaining $30.9 million will be expensed in future periods over what is generally a four-year vesting period. We estimate that our deferred stock compensation expense from options and shares granted or issued from our inception in May 1999 through September 30, 2000 will be $5.2 million, $13.7 million, $7.4 million, $3.7 million and $0.9 million for the remainder of fiscal 2000 and for the years ending December 31, 2001, 2002, 2003 and 2004, respectively.

Depreciation and Amortization

                                                                              Percentage of
                                                                   Amount         Revenue
                                                                   ------      -------------
Three Months Ended September 30, 2000                              $1,009           22%
Three Months Ended September 30, 1999                                 237            --
Increase from September 30, 1999                                      772            NM
Percentage Increase from September 30, 1999                          326%            NM

Nine Months Ended September 30, 2000                               $2,002           30%
Period from Inception (May 7, 1999) to September 30, 1999             237            --
Increase from period ended September 30, 1999                       1,765            NM
Percentage Increase from Period Ended September 30, 1999             745%            NM

Because we lease wireless capacity from wireless network carriers and rely on third parties to provide network operations and customer care, our expenditures on property and equipment have been relatively limited to date. As a result, depreciation and amortization expense primarily relates to amortization of licensed technology associated with the software we use to provide our wireless service.

For the period from our inception in May 1999 through September 30, 1999 and for the nine months ended September 30, 2000, we amortized $0.2 million and $1.1 million of expenses, respectively, for our licensed technology. Depreciation of fixed assets was $0.9 million for the nine months ended September 30, 2000 and was minimal for the period from our inception in May 1999 through September 30, 1999.

We expect our depreciation and amortization expense to increase as we continue to grow our operations and as we acquire additional facilities and equipment to meet that growth.

NON-OPERATING INCOME AND EXPENSES

Equity in net loss of affiliate

                                                                             Percentage of
                                                                 Amount         Revenue
                                                                 ------      -------------
Three Months Ended September 30, 2000                            $(540)          (12%)
Three Months Ended September 30, 1999                                --             --
Increase from September 30, 1999                                  (540)             NM
Percentage Increase from September 30, 1999                          NM             NM

Nine Months Ended September 30, 2000                             $(540)           (8%)
Period from Inception (May 7, 1999) to September 30, 1999            --             --
Increase from period ended September 30, 1999                     (540)             NM
Percentage Increase from Period Ended September 30, 1999             NM             NM

Equity in net loss of affiliate represents our 50% share of the losses incurred by our international joint venture with News Corporation, which was formed during the second quarter of 2000.

Interest income and other

                                                                           Percentage of
                                                                Amount        Revenue
                                                                ------      -------------
Three Months Ended September 30, 2000                           $1,330           30%
Three Months Ended September 30, 1999                               15            --
Increase from September 30, 1999                                 1,315            NM
Percentage Increase from September 30, 1999                      8767%            NM

Nine Months Ended September 30, 2000                            $2,228           34%
Period from Inception (May 7, 1999) to September 30, 1999           15            --
Increase from period ended September 30, 1999                    2,213            NM
Percentage Increase from Period Ended September 30, 1999        14753%            NM

Interest income for the three and nine months ended September 30, 2000 increased due to the investment of the proceeds of our issuance of convertible preferred stock in April to June 2000, and from the issuance of our common stock at the end of September 2000.

NET LOSS

                                                                                Percentage of
                                                                    Amount         Revenue
                                                                    ------      -------------
Three Months Ended September 30, 2000                            $(38,088)         (845%)
Three Months Ended September 30, 1999                              (1,654)             --
Increase from September 30, 1999                                  (36,434)             NM
Percentage Increase from September 30, 1999                        (2203%)             NM

Nine Months Ended September 30, 2000                             $(77,941)         (1180%)
Period from Inception (May 7, 1999) to September 30, 1999          (1,654)             --
Increase from period ended September 30, 1999                     (76,287)             NM
Percentage Increase from Period Ended September 30, 1999           (4612%)             NM

The primary reasons for the change in net loss were:

    - The negative gross profit associated with our beta test that began in December 1999 and with the formal launch of service in May 2000;

    - Increases in engineering, development and operations costs in 2000 associated with the design and operation of our service;

    - Increases in sales and marketing expenses in 2000, particularly advertising, associated with the launch of our service and our branding campaign;

    - Increases in general and administrative expenses in 2000 related to the expansion of our operating infrastructure;

    -    Increases in amortization of deferred stock compensation in 2000; and,

    - Increases in depreciation and amortization of equipment and software that was primarily acquired in 2000.

We expect our net loss to increase as we continue to develop our operations and expand our business.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through a combination of private placements of our equity securities and an initial public offering of our common stock that we completed in September 2000. The private placements included the issuances of redeemable convertible preferred stock in August 1999, in January 2000 and in April through June 2000, which resulted in aggregate net proceeds to us of approximately $112.8 million through September 30, 2000. The September 2000 initial public offering resulted in aggregate net proceeds to us of approximately $114.8 million. We also received an additional $5.0 million in net proceeds from the sale of common stock to America Online at the time we closed our initial public offering. Upon the closing of our initial public offering, all of the outstanding shares of our redeemable convertible preferred stock converted into common stock. At September 30, 2000, we had $141.1 million of working capital, including $171.8 million in cash, cash equivalents, short-term investments and restricted cash.

Cash flows for the period from inception (May 7, 1999) to September 30, 1999

Net cash used in operating activities was $3.3 million for the period from inception to September 30, 1999, primarily attributable to a net loss of $1.7 million and an increase in prepaid and other current assets of $2.5 million related principally to prepaid inventory. These uses of cash were offset by an increase in accrued and other current liabilities of $0.6 million.

Net cash provided by financing activities for the period was $7.2 million, resulting from net proceeds we received from the issuance of our convertible preferred stock.

Cash flows for the nine months ended September 30, 2000

Net cash used in operating activities were $45.5 million for the nine months ended September 30, 2000, primarily attributable to a net loss of $77.9 million, an increase in accounts receivable of $1.4 million, and an increase in prepaid expenses and other current assets of $1.7 million. These uses of cash were offset by depreciation and amortization (including amortization of deferred stock compensation) of $18.3 million, an increase in accounts payable of $13.0 million, and an increase in accrued and other current liabilities of $4.1 million.

Net cash used in investing activities for the nine months was $37.8 million, resulting from net purchases of investments of $17.2 million to invest funds from the issuance of preferred and common stock, $12.4 million of purchases of property and equipment, and from a restricted cash deposit of $8.2 million that collateralize letters of credit.

Net cash provided by financing activities for the nine months was $224.2 million, resulting from net proceeds of $103.2 from the issuance of our convertible preferred stock and from net proceeds of $121.3 million from the issuance of our common stock.

CAPITAL STRUCTURE

At September 30, 2000, our outstanding capital consisted solely of common stock. All of the previously outstanding shares of our Series A, B and C convertible preferred stock converted into our common stock upon the closing of our initial public offering in September 2000. We had no outstanding indebtedness at September 30, 2000.

Between April 2000 and August 2000, we issued 3,372,604 shares of our common stock in private placements for recourse notes receivable totaling $11.7 million.

During September 2000, we issued 10,465,000 shares of our common stock in an initial public offering. The sales price was $12.00 per share, less underwriters' discounts and commissions and other issuance costs, for net proceeds of $114.8 million. Concurrent with the initial public offering, America Online, Inc. purchased, in a private placement, 448,029 shares of our common stock having an aggregate value of $5 million at the time of purchase.

Upon the completion of the initial public offering, all of the outstanding shares of the Company's convertible preferred stock automatically converted into an aggregate of 46,054,619 shares of common stock.

COMMITMENTS, CAPITAL EXPENDITURES AND FUTURE FINANCING REQUIREMENTS

As of September 30, 2000, our future minimum lease payments under noncancelable operating leases through 2005 were $6.0 million. For one of these leases, we provided an $800,000 letter of credit that expires in 2007 to secure our obligations.

During July 2000, we entered into an office lease that expires in 2011 for space that we expect to occupy in 2001. Our future minimum payments related to this lease are $7.6 million in each of 2001 to 2004, and $8.0 million in 2005. We expect to sublease approximately one-third of this space during 2001. In connection with this lease, we provided a $7.4 million irrevocable letter of credit to the landlord, and we are obligated to provide an additional $3.7 million irrevocable letter of credit to the landlord in early 2001. These letters of credit are or will be collateralized by a restricted investment deposit that will be reflected in long-term assets. We also granted a warrant to the landlord to purchase up to 95,901 shares of our common stock at a purchase price of $8.91 per share.

We entered into a three-year agreement in 1999 with Convergys Corporation that provides us with telesales, customer care, billing and reporting and technical support services. We have minimum annual payments under that agreement of $1.7 million in 2000 and $1.8 million for each of 2001 and 2002, excluding additional subscriber-based charges of up to $0.50 per subscriber per month.

In July 1999, we entered into an agreement to purchase 100,000 wireless modems through April 30, 2000. Through September 30, 2000, we had purchased 50,931 modems for approximately $12 million. The remaining purchase commitment under that agreement, as of September 30, 2000, was approximately $12 million. Although our agreement with Novatel has expired, they continue to ship and provision modems in accordance with the agreement. We have experienced delays in receiving modems from Novatel, but those delays have not affected our results of operations so far. We have discussed and are continuing to discuss modifications to the agreement regarding delivery timetables that have not been met. Although we have not yet received a significant number of the modems that we agreed to purchase, we do not expect the timing of those deliveries, and the effect of that timing on our inventories, to have a material effect on our results of operations. We also do not expect the potential obsolescence of those modems, if it were to occur, to have a material effect on our results of operations.

We formed a joint venture with News Corporation in April 2000 to pursue international opportunities for our business outside of the United States. We expect the joint venture to develop its business in Europe over the next 12 months, and possibly Asia over the next 24 months. We have agreed to contribute $5 million in cash to the venture and expect to contribute additional funding, and provide additional technical and related support, to the venture over time. Through September 30, 2000, we have advanced approximately $1.1 million to the joint venture. We have not yet quantified any future costs that we may incur in connection with the joint venture, although the joint venture is intended to be self-financing after a period of time.

In accordance with our joint venture agreement and as a condition to the related equity investment in us by News Corporation, we committed to spend $30.0 million over the next five years for advertising services with News Corporation's affiliates in the United States.

In accordance with an equity investment in us by America Online, Inc., we committed to spend $3.0 million over the period through February 2002 for interactive advertising services with AOL.

The total commitments that we have described above are set forth in the table below (amounts in millions):

                                                                                                                 2002-
                                                                                               2000     2001     2011
                                                                                               ----     ----     ----
Noncancelable operating leases at September 30, 2000....................................       $ 0.6    $ 8.8    $ 5.7
Telesales, customer care, billing and reporting and technical support services..........         0.9      1.8      1.8
Modem purchase agreement................................................................        12.0       --       --
International joint venture.............................................................         3.9       --       --
Advertising commitments.................................................................         6.0      6.0      6.0
                                                                                               -----    -----    -----
Total commitments.......................................................................       $23.4    $16.6    $13.5
                                                                                               =====    =====    =====

We expect that the source of funds to meet these commitments will come from cash on hand, from working capital, and from cash flows from future operations, together with additional funds raised through public or private financings.

Our future capital requirements will depend on a variety of factors, including market acceptance of our wireless service, the resources we devote to develop, market, sell and support our current and future service offerings, whether handheld mobile devices on which our wireless service operates become available through other sources or whether we need to develop and market them ourselves and a myriad of other factors. We anticipate an increase in our capital expenditures to support our expected growth in operations and our related infrastructure. We believe that our cash and cash equivalents will provide sufficient capital to fund our operations for at least the next 12 months if our assumptions about our revenues and expenses are generally accurate. Since we have a limited operating history, however, we cannot be certain that those assumptions will prove to be accurate. We expect to devote substantial capital resources over the next 12 to 24 months:

    o    for our marketing and branding efforts;

    o    for customer support;

    o to hire and expand our engineering, sales and marketing and finance and accounting organizations;

    o    to further develop our wireless service offerings;

    o to expand our wireless services to new handheld mobile devices, platforms, networks and markets;

    o    to expand our operations internationally; and

    o    for general corporate purposes.

We anticipate requiring additional funds within the next 12 to 24 months to continue the development and operation of our business. We do not expect to be profitable in the next 12 months, so we will likely need to raise additional funds in the future through public or private financings or other similar arrangements. Additional financing may not be available on acceptable terms, if at all, and the inability to obtain that financing could adversely affect the continued operation of our business. Without the proceeds from future financings, we would likely initiate material changes to our business plan to conserve cash resources, including reduction of advertising and marketing expenditures. If additional funds are raised through the issuance of equity securities or securities convertible into equity, dilution to existing stockholders may result. If insufficient funds are available, we may not be able to introduce new services, expand our marketing efforts or compete effectively.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The following important factors, among other things, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this report on Form 10-Q or presented elsewhere by management from time to time.

WE HAVE A LIMITED OPERATING HISTORY, HAVING LAUNCHED OUR WIRELESS SERVICE NATIONALLY IN MAY 2000 AFTER SEVERAL MONTHS OF BETA TESTING. IT MAY, THEREFORE, BE DIFFICULT TO EVALUATE OUR BUSINESS AND FUTURE PROSPECTS.

We founded our company in May 1999 and only began beta testing our wireless service in December 1999. We formally launched our wireless service nationally in May 2000. As a result of our limited operating history and the recent national launch of our wireless service, investors' evaluation of our business and an investment in our company will be more difficult. Since we have limited meaningful historical data upon which to base our planned operating expenses, and since our wireless service is still relatively new, it is difficult for us and for investors to assess whether our business will be profitable or whether we will be able to adjust our business model to meet the demands of our subscribers over time. When making an investment decision regarding our common stock, investors should consider the risks, expenses and difficulties that may be encountered or incurred by us as a young company in a new and rapidly evolving market.

WE HAVE A HISTORY OF LOSSES SINCE OUR FORMATION, EXPECT TO INCUR SIGNIFICANT OPERATING EXPENSES AND LOSSES IN THE FUTURE AS WE ROLL-OUT OUR WIRELESS SERVICE AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

We are not, and have never been, profitable, and if we continue to incur net losses, our stock price will likely suffer. Through September 30, 2000, we had generated only $6.6 million of revenues and had an accumulated deficit of approximately $84.9 million. We have incurred increasing losses and had an operating loss for the nine month period ended September 30, 2000 of $78.0 million and an operating loss before interest, taxes, depreciation and amortization (including amortization of deferred stock compensation) of $61.3 million for that same period. We expect to continue to incur losses and to have negative cash flow on a quarterly and annual basis for the foreseeable future. We also anticipate that our expenses will increase substantially as we continue to increase our sales and marketing efforts, expand our research and development programs, extend our wireless service to new platforms and devices and enhance our administrative operations. Since we have only limited experience in managing our business, these efforts may prove more expensive than we currently anticipate. We cannot predict if we will ever achieve profitability and if we do, we may not be able to sustain or increase our profitability.

IF WE ARE UNABLE TO INCREASE SUBSTANTIALLY THE NUMBER OF OUR SUBSCRIBERS IN THE FUTURE, WE WILL BE UNABLE TO GENERATE THE INCREASED REVENUE NECESSARY TO ACHIEVE PROFITABILITY.

We had 25,700 subscribers for our wireless service as of September 30, 2000. We will have to increase substantially the number of our subscribers in order to achieve profitability. In addition to increasing our subscriber base, we will have to limit the number of subscribers who deactivate our service. Adding new subscribers will depend to a large extent on the success of our marketing campaigns and the future development by manufacturers of handheld mobile devices that support our wireless service and that are widely accepted by consumers. Limiting the number of customer deactivations requires that we provide our subscribers with a favorable and cost-effective experience in using our wireless service. Our subscribers' experience may be unsatisfactory to the extent that our service malfunctions or our wireless portal, customer care efforts or other aspects of our wireless service do not meet our subscribers' expectations.

WE EXPECT, OVER TIME, TO DERIVE A GROWING PERCENTAGE OF OUR REVENUES FROM ADVERTISING, SPONSORSHIPS AND MOBILE E-COMMERCE TRANSACTIONS. IF WE ARE UNABLE TO GENERATE REVENUES FROM ADVERTISING, SPONSORSHIPS AND MOBILE E-COMMERCE TRANSACTIONS IN THE FUTURE, OUR REVENUE GROWTH WILL BE IMPAIRED.

We expect, over time, to derive a growing percentage of our revenues from advertising, sponsorships and mobile e-commerce transactions. For the nine months ended September 30, 2000, we did not record any revenues from advertising or mobile e-commerce and recorded less than $350,000 from sponsorships. Although we expect in the future to continue to derive a substantial portion of our revenues from our subscribers' fixed monthly fees and do not expect to be dependent on revenues from advertising, sponsorships or mobile e-commerce transactions to achieve profitability, we do expect that revenues from advertising, sponsorships, and mobile e-commerce will become increasingly important to us over time. If we are unable to generate revenues from advertising, sponsorships and mobile e-commerce transactions in the future, our revenue growth would be impaired, which could reduce the amount of cash that we would have available to spend on sales and marketing, research and development programs and administrative operations. We have not yet begun serving advertisements to our subscribers and have not yet determined the specific advertising strategy that we intend to adopt or whether our subscribers will be receptive to receiving advertising through our service.

WE RELY UPON WIRELESS NETWORKS OWNED AND OPERATED BY OTHERS TO DELIVER OUR WIRELESS SERVICE. IF WE DO NOT HAVE CONTINUED ACCESS TO SUFFICIENT CAPACITY ON RELIABLE WIRELESS NETWORKS, WE MAY BE UNABLE TO DELIVER OUR WIRELESS SERVICE AND OUR SALES COULD DECREASE.

We rely on wireless carriers to transmit our wireless service to our subscribers and must purchase airtime from them for that purpose. Our ability to grow and achieve profitability depends partly on our ability to obtain sufficient capacity, at reasonable prices, on the networks of those carriers, including AT&T Wireless Services and Verizon Wireless, and on the reliability, compatibility and security of their systems. We depend on these networks to provide uninterrupted service and would not be able to satisfy our customers' needs if these carriers fail to provide the required capacity or needed levels of service. In addition, our expenses would increase and our profitability could be materially adversely affected if wireless carriers were to increase the prices of their services and we were unable to pass along increased prices to our customers. Some of these wireless carriers are, or could become, our competitors and if they compete with us they may refuse to provide us with access to their networks.

OUR BUSINESS DEPENDS ON THE COMPATIBILITY OF THE WIRELESS MODEMS USED TO RECEIVE OUR WIRELESS SERVICE WITH HANDHELD MOBILE DEVICES. AS OF NOVEMBER 2000, THERE WERE AVAILABLE WIRELESS MODEMS COMPATIBLE WITH THE PALM V AND PALM VX, HANDSPRING PRISM AND PLATINUM AND HEWLETT PACKARD JORNADA HANDHELD MOBILE

DEVICES. IF THE FORMS OF THESE HANDHELD DEVICES OR OTHER DEVICES ON WHICH WE PROVIDE SERVICE IN THE FUTURE OR THE METHODS BY WHICH THE MODEMS CAN BE ATTACHED TO THOSE DEVICES CHANGE, WE MAY INCUR SIGNIFICANT COSTS TO MAINTAIN THE COMPATIBILITY OF THE WIRELESS MODEMS WITH THOSE DEVICES.

In order to use our wireless service, our subscribers must attach their handheld mobile device to a wireless modem. As of November 2000, there were available wireless modems compatible with the Palm V and Vx, Handspring Prism and Platinum and Hewlett-Packard Jornada handheld mobile devices. If we are unsuccessful in our efforts to become compatible with handheld mobile devices introduced in the future, our business may fail. We do not have an agreement with Palm or Handspring regarding the compatibility of the wireless modems that our subscribers use with the devices offered by such manufacturers. We have designed and developed these modems with the assistance of Novatel Wireless Inc., an independent modem manufacturer. Handheld mobile devices evolve quickly and can become obsolete in a short period of time. For example, since the introduction of the Palm V and Vx, Palm has introduced the Palm VII and the m100 series of devices and is likely to continue to introduce new versions of its handheld mobile devices with which the wireless modems we currently use are not compatible. In order to make the wireless modem compatible with devices of other handheld mobile device manufacturers, we will need to develop or have developed new modems and arrange for their manufacture. To the extent that manufacturers of handheld mobile devices, including Palm, Handspring and Hewlett-Packard, change the form of their handheld mobile devices or modify the serial ports by which the modem attaches, we may need to modify the wireless modems we use to maintain the compatibility of our wireless service with those handheld mobile devices. Any modification to the wireless modems we use may involve significant research and development and production costs as well as long lead-times resulting in lost revenue.

WE CURRENTLY RELY ON ONE SUPPLIER FOR THE WIRELESS MODEMS THAT OUR SUBSCRIBERS NEED TO RECEIVE OUR WIRELESS SERVICE ON THE PALM V AND PALM VX AND HANDSPRING PRISM AND PLATINUM DEVICES. IF THAT SUPPLIER IS UNABLE TO TIMELY MEET OUR NEEDS, OUR ABILITY TO EXPAND OUR SUBSCRIBER BASE WILL BE SEVERELY LIMITED AND WE WILL LOSE REVENUE.

Novatel is currently the single source of supply for the wireless modems that our subscribers require to receive our wireless service on the Palm V and Vx and Handspring Prism and Platinum handheld mobile devices. Any difficulties encountered by our supplier that result in product defects or poor quality, production delays, cost overruns, or the inability to fulfill orders or provision modems on a timely basis would hurt our reputation, result in loss of revenue and limit our ability to expand our subscriber base. If we cannot obtain an adequate supply of wireless modems, we will be unable to timely deliver our wireless service to subscribers. Neither we nor our supplier maintains an extensive inventory of wireless modems. We have experienced delays in receiving modems from Novatel, although those delays have not affected our results of operations so far. However, if we continue to experience delays and, as a result, we are unable to timely deliver wireless modems to our potential subscribers, our business will be seriously harmed. Under our agreement with Novatel, we have a right to acquire 100,000 wireless modems built by Novatel for the Palm V and Vx devices, of which 50,931 wireless modems had been delivered through September 30, 2000. Although our agreement with Novatel has expired by its terms, Novatel continues to ship and provision wireless modems in accordance with the agreement and has informed us that it intends to honor its contractual commitments to provide us with the 100,000 modems that we have ordered. We have discussed and are continuing to discuss with Novatel modifications to, and extensions of, the agreement, although no definitive agreements regarding those matters have been reached.

WE RELY ON LICENSED TECHNOLOGY TO PROVIDE OUR SUBSCRIBERS WITH ACCESS TO NON-OPTIMIZED CONTENT. OUR FAILURE TO MAINTAIN THOSE LICENSES COULD CAUSE US TO INCUR SIGNIFICANT EXPENSE AND TIME DELAYS TO FIND REPLACEMENTS FOR THOSE TECHNOLOGIES, WHICH COULD SERIOUSLY HARM OUR BUSINESS.

We rely on technologies that we have licensed from Palm and Aether Systems, Inc., which provides wireless applications to enterprise customers, to provide our subscribers with access to content that has not been optimized for use on handheld mobile devices, which we believe is an important aspect of the wireless service that we provide. If we did not have those licenses, we would not be able to deliver non-optimized content to our subscribers without finding replacements for those technologies. While we believe that we could find replacement technologies, we might not be able to obtain those technologies on terms and conditions that are as favorable to us as our current arrangements with Palm and Aether. Our license agreement with Palm for its technology that helps to modify non-optimized content, which is known as its "web clipping technology," expires in 2005, with automatic one year renewals if neither party objects at least six months prior to the scheduled expiration date. The Palm license may also be terminated for material breaches and other customary defaults. Our license with Aether for its pertinent technology is perpetual but may be terminated if a material breach occurs which is not cured within 30 days after receipt of notice. Both of those licenses are non-exclusive.

WE DO NOT SUPPORT ALL INTERNET E-MAIL PROTOCOLS. POTENTIAL SUBSCRIBERS MAY DECIDE NOT TO USE OUR SERVICE IF WE DO NOT SUPPORT THE E-MAIL SYSTEMS THAT THEY ARE CURRENTLY USING, WHICH COULD LIMIT OUR SUBSCRIBER GROWTH OVER TIME.

Our subscribers have access, through our service, to "post office protocol 3," or POP3, e-mail accounts that they may have with other Internet service providers, as well as e-mail accounts that our subscribers may have with Yahoo! and America Online. Individuals who rely on Internet e-mail protocols other than POP3, such as "IMAP," which includes, for instance, Hotmail, or "MAPI," both of which are different Internet protocols for sending and receiving e-mail, will not be able to access those e-mail accounts through our service. As a result, potential subscribers who do not use POP3 e-mail accounts, or who do not have accounts with Yahoo! or America Online, may be less likely to subscribe to our service. Although we expect over time to support many Internet e-mail protocols other than POP3, our current lack of support for other Internet e-mail protocols could inhibit our subscriber growth and adversely affect our revenue growth over time.

WE RELY ON THIRD PARTIES TO BILL OUR SUBSCRIBERS, TO PROVIDE A SIGNIFICANT PORTION OF OUR CUSTOMER SUPPORT, TO PROVIDE US WITH INTERNET CONTENT AND TO PERFORM OTHER CRITICAL BUSINESS FUNCTIONS. REPEATED FAILURES BY THOSE THIRD PARTIES TO DELIVER THEIR PRODUCTS AND SERVICES TO US COULD HARM OUR BUSINESS. OUR RELIANCE ON THOSE THIRD PARTIES MAY ALSO LESSEN THE CONTROL WE HAVE OVER OUR RESULTS OF OPERATIONS.

In designing, developing and supporting our wireless service, we rely on third parties to provide many of the products and services that are essential to delivering our wireless service. As a result of the critical business functions performed for us by third parties, we may have less control over our results of operations than if we performed all of those functions by ourselves. We rely on:

    o a third party billing and customer support company to bill our subscribers and to provide a significant portion of our customer support;

    o Aether, one of our principal stockholders, to host our network operations center and co-locate our monitoring equipment; and

    o many content providers and content aggregators to provide us with the Internet data and content that we make available, on a modified basis, to our subscribers.

Repeated failures on the part of third parties to deliver and support reliable products and services, enhance their current products and services, develop new products and services on a timely and cost-effective basis and respond to emerging industry standards and other technological changes could ultimately cause a decline in our sales or an increase in deactivations. Third parties may also experience difficulty in supplying us products or services sufficient to meet our needs as our subscriber base grows, or they may terminate or fail to renew contracts for supplying us these products or services on terms we find acceptable.

OVER THE PAST SEVERAL MONTHS, WE HAVE ADDED MANY NEW EMPLOYEES, INTRODUCED NEW SYSTEMS AND EFFECTED OTHER CHANGES TO ADDRESS OUR RAPID GROWTH. THAT GROWTH HAS PLACED A SIGNIFICANT STRAIN ON OUR MANAGEMENT AND RESOURCES.

We have grown from 25 employees as of December 31, 1999 to 172 as of September 30, 2000. During that period, we also began to introduce new internal accounting systems, began to prepare for the national launch of our wireless service, which included testing various technologies and coordinating the national media campaign for our wireless service, leased additional office space and undertook many other initiatives in connection with the ongoing development of our business. Our growth has placed, and any further growth is likely to continue to place, a significant strain on our management and resources. Our ability to achieve and maintain profitability will depend on our ability to manage our growth effectively, implement and expand operational and customer support systems and hire additional personnel. We may not be able to augment or improve existing systems and controls or implement new systems and controls to respond to any future growth. We may also face difficulties integrating and collecting information from third-party providers that we need to manage our business effectively. In addition, future growth may result in increased responsibilities for our management personnel, which may limit their ability to effectively manage our business.

OUR SUBSCRIBERS MUST INSTALL OUR USER INTERFACE ON THEIR HANDHELD MOBILE DEVICES TO RECEIVE OUR WIRELESS SERVICE. IF THAT USER INTERFACE CONTAINS DEFECTS OR ERRORS, OUR REPUTATION WOULD BE ADVERSELY AFFECTED.

Our wireless service depends on software in our network and a user interface that is installed on our subscribers' handheld mobile devices. The technology necessary to support our wireless service is complex and must meet stringent technical requirements. Services that are as complex as ours are likely to contain undetected errors or defects, especially when first introduced or when new versions are released. In addition, our user interface may not properly operate when integrated with the systems of our subscribers and content providers, or when used to deliver services to a large number of our subscribers.

While we continually test our wireless service for errors and work with subscribers through our customer support services to identify and correct bugs, errors in the service may be found in the future. Testing for errors is complicated in part because it is difficult to simulate or fully anticipate the computing environments in which our subscribers use our wireless service. Our wireless service may not be free from errors or defects even after it has been tested, which could result in the rejection of our service and damage to our reputation, as well as lost revenue, diverted development resources and increased support costs.

WE HAVE EXPERIENCED AND MAY CONTINUE TO EXPERIENCE NEGATIVE GROSS MARGINS ON OUR SUBSCRIBER REVENUE AS A RESULT OF THE FLAT MONTHLY FEE WE CHARGE OUR SUBSCRIBERS FOR UNLIMITED USAGE.

We provide our subscribers with unlimited Internet access across the United States for a fixed monthly fee. To the extent our cost of providing unlimited Internet access to a subscriber exceeds the fixed monthly fee that we charge, we may experience negative gross margins, which negatively impacts cash flows. We have historically experienced negative gross margins to date, but because of our limited operating history, these negative gross margins have not materially affected our results of operations. However, if we are unable to generate positive gross margins in the future, our cash flows from operations would be negatively impacted, and we would be unable to achieve profitability. Our costs depend in large part on the fees we pay to wireless carriers for transmitting our wireless service over their networks. Wireless carriers currently charge us based on the aggregate usage per month of our subscribers. One rate is charged to us while our subscribers are in their home market and a significantly higher rate is charged to us as our subscribers travel outside of their home market and incur roaming fees. Our pricing strategy contemplates that many of our subscribers will be usage-intensive subscribers and/or travel frequently outside of their home market. However, our business is new, and we have little historical experience with which to predict usage patterns of our subscribers. If we fail to accurately predict subscribers' usage patterns outside of their home market, we may incur higher than expected roaming fees and increased costs of providing our service. The operating systems that we currently use to monitor airtime charges do not permit us to timely and effectively respond to changes in volume and geographic location of subscriber usage. Our inability to make timely changes in our overall use of airtime could directly affect our costs. While we may look to acquire or develop automated control systems to help us manage our airtime usage, we may not be able to do so in the near term on a cost-effective basis. Even if we do obtain those systems, we still may not be able to effectively monitor all subscriber usage or to improve our gross margins.

WE OFFER OUR SUBSCRIBERS AN UNCONDITIONAL 30-DAY CUSTOMER REFUND PERIOD DURING WHICH SUBSCRIBERS MAY CANCEL OUR WIRELESS SERVICE WITHOUT ANY COST TO THEM, ALTHOUGH WE WILL STILL INCUR SHIPPING AND OTHER COSTS THAT WE CANNOT RECOVER.

We offer our subscribers an unconditional 30-day customer refund period within which they may test our wireless service without obligation. At the end of this period, subscribers may cancel our wireless service and receive a complete refund. We incur a significant amount of shipping and other product fulfillment costs in connection with such service cancellations that we will not be able to recover. Consequently, the higher the rate of service cancellation, the greater the adverse effect will be on our gross margins.

WE COMPETE WITH PALM, INC., ON WHOM WE RELY FOR TECHNOLOGY NECESSARY TO PROVIDE OUR SUBSCRIBERS WITH ACCESS TO NON-OPTIMIZED CONTENT. LICENSING TECHNOLOGY FROM A COMPETITOR COULD PLACE US AT A COMPETITIVE DISADVANTAGE IF, IN THE FUTURE, PALM DOES NOT PROVIDE US ACCESS TO NEW TECHNOLOGIES AND NEW PALM DEVICES.

We compete with Palm.Net, a service provided by Palm, Inc. To provide our subscribers with access to non-optimized content, we have licensed from Palm its web clipping technology, which is an application that assists in modifying non-optimized content by reformatting text and automatically screening out graphics that would be unreadable on a handheld mobile device. Although we have a license to use that technology for an initial five-year period, the fact that we license that technology from a competitor could place us at a competitive disadvantage. Palm, for instance, could develop other more effective technologies to which we would not have access. In addition, since our business currently depends, to a large extent, on the compatibility of our wireless modem with the Palm V and Palm Vx handheld devices, and since it is important that we engineer the wireless modems that we use so that they easily attach to Palm's devices, we face a competitive disadvantage in that we may not learn of changes to the Palm family of handheld mobile devices, including possibly the form of those devices, until their commercial release. That advantage could allow Palm.Net to provide service on a device much earlier than we otherwise might be able to do.

WE FACE COMPETITION FROM EXISTING AND NEW COMPETITORS AND FROM NEW PRODUCTS THAT COULD CAUSE US TO LOSE MARKET SHARE AND CAUSE OUR REVENUE TO DECLINE.

The widespread adoption of open industry standards in the wireless data communications market, together with the lack of exclusivity provisions in many of our agreements, may make it easier for new market entrants and existing competitors to introduce products that compete with our wireless service and rapidly acquire market share. In addition, many competitors and potential competitors have greater resources than we have, which may enable them to penetrate the market more rapidly than we can.

We developed our wireless service using mostly standard industry development tools. Many of our agreements with wireless network carriers and content providers, and our agreement with Palm, are non-exclusive. Our competitors, therefore, may be able to use many of the same products and services in competition with us. In addition, our competitors may market their products and services more effectively than we do, which could decrease demand for our product and cause our revenue to decline. Currently, some of our competitors include:

    o    Research in Motion, a provider of wireless e-mail;

    o    GoAmerica, a wireless Internet service provider; and

    o    wireless and other network service providers, such as Sprint PCS.

We may also face competition in the future from established companies, including popular web portals, wireless application service providers and wireless network carriers, who have not previously entered the market for wireless Internet and data services.

DURING THE BETA TEST, WE SUBSIDIZED THE PURCHASE BY OUR SUBSCRIBERS OF THE WIRELESS MODEMS THAT ARE NECESSARY TO RECEIVE OUR WIRELESS SERVICE. WE ARE CONTINUING TO SUBSIDIZE THOSE PURCHASES. THOSE SUBSIDIES HAVE ADVERSELY AFFECTED OUR GROSS MARGINS AND MAY CONTINUE TO DO SO.

To help market our wireless service during the beta test that we conducted, we sold wireless modems to the participants in the beta test at prices that were below the price that we paid to the manufacturer of those devices. Beta period revenue and equipment revenue for the nine months ended September 30, 2000 are net of $1.8 million and $3.8 million, respectively, related to a liability we recorded for these rebates on sales through September 30, 2000. Beginning in June 2000 and ending August 31, 2000, we offered our subscribers an incentive program rebate of $150 on the modem purchase after six continuous months of paid service. In October 2000, we began offering a rebate of $200 after six months of continuous paid service. We anticipate that other offers of this nature may be made in the future. Providing our subscribers with wireless modems at prices below our costs will likely have an adverse effect on our gross margins.

WE EXPECT THAT OUR QUARTERLY OPERATING RESULTS WILL BE SUBJECT TO FLUCTUATIONS AND SEASONALITY. IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR SHARE PRICE MAY DECREASE SIGNIFICANTLY.

Our revenues may be lower in the second and third quarters of the year. This weakness may be due to the fact that our wireless service is highly consumer-oriented, and consumer buying is traditionally lower in these quarters. We also anticipate timing our marketing campaigns to coincide with relatively higher consumer spending in the first and fourth quarters, which would contribute to these seasonal variations. In addition, as we expand our operations, we expect that our operating expenses, particularly our sales, marketing and research and development costs, will continue to increase. If revenues decrease and we are unable to reduce those costs rapidly, our operating results would be adversely affected. Over the next several quarters we expect expenses to grow more rapidly than revenues, which will hurt our quarterly operating results. As a result of seasonality and increasing operating expenses, our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the price of our stock would likely decline.

WE BELIEVE THAT WE NEED TO DEVELOP MARKET AWARENESS OF OUR WIRELESS SERVICE AND BRAND TO ACHIEVE PROFITABILITY. IF WE FAIL TO DEVELOP THE OMNISKY BRAND, WE MAY NEVER ACHIEVE PROFITABILITY.

If we are unable to develop market awareness of our wireless service and brand, we may not be able to increase our subscriber base by the amount necessary to achieve profitability. For the nine months ended September 30, 2000, we incurred approximately $34.0 million in advertising expenses and would expect our total spending on advertising for fiscal 2000 to be in the range of $40 million to $60 million. We intend to invest significantly in promoting our brand over time, which will require us to increase substantially the amount we spend on sales and marketing. We have also committed in connection with our international joint venture with News Corporation to spend $30.0 million over the next five years for advertising services with News Corporation's affiliates in the United States. We may not be successful in our efforts to promote our brand. In addition, we have applied for, but have not received, federal trademark registrations for the OmniSky logo, OmniSky and Think it. Do it., and we may not be able to use these trademarks effectively or at all if we fail to obtain such registrations.

IF WE FAIL TO EXPAND OUR SALES CHANNELS, OUR ABILITY TO INCREASE REVENUE AND OUR SUBSCRIBER BASE WILL BE LIMITED.

In order to grow our business, we need to expand our sales channels, which currently consist of sales through our web site, through a toll-free telephone number and approximately 1,400 retail outlets. We intend to establish additional reseller relationships with stores owned by telecommunications carriers, as well as a variety of additional retail outlets, but we may be unsuccessful in such efforts. We will need to train store personnel on how to sell our wireless service to potential customers. If we fail to expand our sales channels or properly train store sales personnel, our ability to increase our revenue and subscriber base will be limited.

WE MAY SEEK TO ACQUIRE TECHNOLOGIES OR COMPANIES IN THE FUTURE TO DEVELOP OUR BUSINESS. THESE ACQUISITIONS COULD DISRUPT OUR BUSINESS AND DILUTE OUR INVESTORS' HOLDINGS.

We may acquire technologies or companies in the future to further develop our business. Entering into an acquisition entails many risks, any of which could materially harm our business, including:

    o    diversion of management's attention from other business concerns;

    o failure to effectively integrate the acquired technology or company into our business;

    o the loss of key employees from either our current business or the acquired business; and

    o    assumption of significant liabilities of the acquired company.

To date, we have not completed any acquisitions, and we may not be able to do so in the future in an effective manner. In addition, our investors' holdings will be diluted if we issue equity securities or securities convertible into equity in connection with any acquisition.

ANY OF OUR KEY EMPLOYEES COULD TERMINATE THEIR EMPLOYMENT WITH US AT ANY TIME.

We depend in large part on the continued services and performance of our senior management team and other key personnel. The loss of any member of our senior management team, particularly Patrick McVeigh, our Chairman and Chief Executive Officer, or Barak Berkowitz, our President, would adversely affect us and impair our ability to achieve our business objectives. We do not currently have employment agreements with any of our officers or employees. Any of our officers or employees could terminate their employment with us at any time. The loss of any of those individuals could seriously interrupt our business.

WE MAY BE SUBJECT TO LIABILITY FOR DISSEMINATING INFORMATION TO OUR SUBSCRIBERS, AND OUR INSURANCE COVERAGE MAY BE INADEQUATE TO PROTECT US FROM THIS LIABILITY.

We may be subject to claims relating to information disseminated to our subscribers through our wireless service. These claims could take the form of lawsuits for defamation, negligence, copyright or trademark infringement or other actions based on the nature and content of the materials. The law relating to the liability of services like ours is unsettled, although some cases have been decided which imposed liability on Internet service providers for disseminating defamatory statements through their service. Although we carry general liability insurance, our insurance may not cover potential claims of this type or may not be adequate to cover all costs incurred in defense of potential claims or to indemnify us for all liability that may be imposed.

WE DEPEND ON RECRUITING, TRAINING AND RETAINING KEY PERSONNEL WITH INTERNET, WIRELESS DATA AND TECHNOLOGY EXPERIENCE. WE MAY NOT BE ABLE TO DEVELOP NEW PRODUCTS OR SUPPORT EXISTING PRODUCTS IF WE CANNOT HIRE OR RETAIN QUALIFIED EMPLOYEES.

Our future success will depend, in large part, on our ability to recruit and retain experienced research and development, sales and marketing, customer service and management personnel. Because of the technical nature of our wireless service and the dynamic market in which we compete, our performance depends on attracting and retaining highly qualified employees. Competition for these personnel in the wireless data and technology industries is intense and attracting personnel with experience in both industries is even more difficult, especially in the Silicon Valley region of California in which we are located. We are in a relatively new market and there are a limited number of people with the appropriate combination of skills needed to provide the services that our subscribers demand. In addition, new employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

A PROLONGED DEPRESSION IN OUR STOCK PRICE COULD MAKE IT DIFFICULT FOR US TO RETAIN AND RECRUIT QUALIFIED PERSONNEL.

A major part of the compensation received by our employees is in the form of stock option grants. We cannot assure you that we will be able to retain existing personnel if our stock price is near or below their option exercise prices for a prolonged period. Moreover, a prolonged depression in our stock price may make our company less attractive to potential employees in which case we would have difficulty recruiting additional qualified personnel.

IF OUR INTELLECTUAL PROPERTY IS NOT ADEQUATELY PROTECTED, WE MAY LOSE OUR COMPETITIVE ADVANTAGE.

We depend on our ability to develop and maintain important proprietary aspects of our technology. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, as well as confidentiality provisions in contracts with our customers, all of which afford limited protection. We may seek to protect our proprietary technology under patent laws.

Despite the measures we have taken to protect our intellectual property, we cannot assure you that these steps will be adequate, that we will be able to secure patent or trademark registrations for all of our patent applications or trademarks in the United States or other countries, or that third parties will not breach the confidentiality provisions in contracts or infringe or misappropriate our copyrights, pending patents, trademarks and other proprietary rights. In the event that a third party breaches the confidentiality provisions in our contracts or misappropriates or infringes on our intellectual property, we may not have adequate remedies. In addition, third parties may independently discover or invent competing technologies or reverse engineer our trade secrets, software or other technology. Moreover, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. Therefore, the measures that we are taking to protect proprietary rights may not be adequate.

THIRD PARTIES MAY CLAIM THAT OUR SERVICE INFRINGES ON THEIR INTELLECTUAL PROPERTY, WHICH COULD RESULT IN SIGNIFICANT EXPENSES FOR LITIGATION OR FOR DEVELOPING OR LICENSING NEW TECHNOLOGY.

Although we are not currently aware of any claims asserted by third parties that we infringe on their intellectual property, in the future such third parties may assert a claim that our current or future service infringes on their intellectual property. We cannot predict whether third parties will assert these types of claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. If we are forced to defend against these types of claims, whether they are with or without any merit or whether they are resolved in favor of or against us or our licensors, we may face costly litigation and diversion of management's attention and resources. As a result of these disputes, we may have to develop costly non-infringing technology, or enter into licensing agreements. These agreements, if necessary, may not be available on terms acceptable to us, or at all, which could increase our expenses or make our service less attractive to customers.

WE MAY BE SUBJECT TO LIABILITY CLAIMS THAT COULD RESULT IN SIGNIFICANT COSTS.

We may be subject to claims for damages related to any errors in our wireless service, including hardware manufactured for us by third parties and failures to complete e-commerce transactions over our wireless service. A major liability claim could materially adversely affect our business because of the costs of defending against these types of lawsuits, diversion of key employees' time and attention from the business and potential damage to our reputation. Our license agreements with customers contain provisions designed to limit exposure to potential liability claims. Limitation of liability provisions contained in our license agreements may not be effective under the laws of some jurisdictions. As a result, we could be required to pay substantial amounts of damages in settlement or upon the determination of any of these types of claims.

SOME OF OUR DIRECTORS AND SIGNIFICANT STOCKHOLDERS MAY HAVE CONFLICTS OF INTEREST WITH RESPECT TO CERTAIN PROJECTS THAT WE MAY PURSUE.

In addition to serving on our board, David Oros, Janice Roberts and Thomas Wheeler serve on the board of Aether Systems, Inc. Aether provides wireless service to enterprises, which is similar in some respects to our service. Due to these similarities, Mr. Oros, Ms. Roberts and Mr. Wheeler may, in the course of their service on our board, be faced with issues that could pose a conflict of interest for them involving transactions or opportunities that both we and Aether might be interested in pursuing. Mr. Oros, Ms. Roberts and Mr. Wheeler would likely recuse themselves from participating in board decisions regarding those transactions and opportunities, which would deprive us of their experience and judgment. In addition, Aether, 3Com Corporation and News Corporation each hold significant amounts of our capital stock. There may be transactions which we intend to pursue that could also be of interest to those stockholders and which could therefore pose conflicts between those stockholders and us.

WE HAVE FORMED AN INTERNATIONAL JOINT VENTURE WITH NEWS CORPORATION THAT WILL REQUIRE SIGNIFICANT ATTENTION FROM OUR MANAGEMENT. AS PART OF OPERATING THE JOINT VENTURE, WE WILL NEED TO ADDRESS MANY IMPORTANT ISSUES THAT WERE NOT ADDRESSED IN DETAIL WHEN WE AGREED TO FORM THE JOINT VENTURE.

We formed an international joint venture with News Corporation in April 2000 to pursue business opportunities outside of the United States. Although we each have an equal equity interest in the joint venture and have signed an agreement establishing our relationship, there are many details that remain to be decided regarding the operation of the business, including the timing for entering various jurisdictions, the nature of the services that will be provided in those jurisdictions, the overall management structure and many other similar matters. Developing the joint venture will require that we devote significant management attention to it, which will be difficult for us to do because of our limited resources. We cannot be certain as to whether the joint venture will be profitable or not.

ALTHOUGH WE HAVE FORMED AN INTERNATIONAL JOINT VENTURE WITH NEWS CORPORATION TO PURSUE INTERNATIONAL BUSINESS OPPORTUNITIES, NEITHER WE NOR NEWS CORPORATION IS EXCLUSIVELY OBLIGATED TO PURSUE THOSE OPPORTUNITIES THROUGH THE JOINT VENTURE.

Although we have formed an international joint venture with News Corporation to pursue international business opportunities, our agreement with News Corporation does not impose exclusivity obligations on either party. Consequently, News Corporation could decide in good faith that it would be inappropriate to conduct business through the joint venture in any market, and without liability to the joint venture or us, News Corporation could conduct that business outside of the joint venture. If that occurs, our ability to pursue business opportunities in that market could be materially harmed and the value of the joint venture may be adversely affected.

WE EXPECT OUR JOINT VENTURE TO EXPERIENCE MANY BARRIERS AS IT ROLLS OUT WIRELESS SERVICE IN EUROPE AND ASIA.

To date, we have derived all of our revenues from sales to subscribers in the United States. We plan to expand our international operations in the future, principally through a joint venture that we formed with News Corporation. We expect the joint venture to develop its business in Europe over the next 12 months, and possibly Asia over the next 24 months. We expect to face many barriers when competing in various countries in Europe and Asia, including:

    o    costs of customizing products for foreign countries;

    o    restrictions on the use of technology;

    o    dependence on local vendors;

    o    difficulties in protecting intellectual property rights;

    o compliance with multiple, conflicting and changing governmental laws and regulations and potential political instability;

    o    foreign currency fluctuations;

    o locally-based competitors who are more familiar with local interests and practices;

    o    financing our international business opportunities; and

    o    import and export restrictions and tariffs.

IF WE DO NOT HAVE SUFFICIENT CAPITAL TO FUND OUR OPERATIONS, WE MAY BE FORCED TO DISCONTINUE PRODUCT DEVELOPMENT, REDUCE SALES AND MARKETING EFFORTS OR FOREGO ATTRACTIVE BUSINESS OPPORTUNITIES.

We believe that our cash, cash equivalents and the net proceeds from our recent initial public offering provide us sufficient capital to fund our operations for at least the next 12 months if our assumptions about our revenues and expenses are generally accurate. Since we have a limited operating history, however, we cannot be certain that those assumptions will prove to be accurate. Our actual funding requirements may differ materially as a result of many factors, including the success of our service launch, the development of new products and technologies and the continued growth of the company. Even with the proceeds of our recent initial public offering, we anticipate requiring additional funds within the next 12 to 24 months to continue the development and operation of our business. We do not expect to be profitable in the next 12 months, so we will likely need to raise additional funds in the future through public or private financings or other similar arrangements. Additional financing may not be available on acceptable terms, if at all, and the inability to obtain that financing could adversely affect the continued operation of our business. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities or securities convertible into equity to raise funds, investors' ownership percentage in us will be reduced.

OUR BUSINESS WILL NOT GROW IF USE OF THE INTERNET DOES NOT CONTINUE TO GROW.

Our future revenue growth is substantially dependent on continued growth in the use of the Internet. Our business may be adversely affected if the number of users on the Internet does not increase or if commerce over the Internet does not become more accepted and widespread. The use and acceptance of the Internet may not increase for a number of reasons, including the cost and availability of Internet access.

Published reports have also indicated that capacity constraints caused by growth in the use of the Internet may impede further development of the Internet to the extent that users experience delays, transmission errors and other difficulties. If the necessary infrastructure, products, services or facilities are not developed, or if the Internet does not become a viable and widespread commercial medium, we will not be able to grow our business.

OUR BUSINESS WILL NOT GROW IF THE USE OF WIRELESS SERVICES DOES NOT CONTINUE TO GROW.

The markets for wireless services and related products are still evolving, and continued growth in demand for, and acceptance of, these services remains uncertain. Our product depends on the acceptance by consumers of wireless services and Internet-enabled devices. Current barriers to market acceptance of these services include cost, reliability, platform and distribution channel constraints, functionality and ease-of-use. We cannot be certain that these barriers will be overcome. Since the market for our wireless service is new and evolving, it is difficult to predict the size of this market or its future growth rate, if any. We cannot assure you that a sufficient volume of subscribers will demand wireless services on handheld mobile devices. If the market for wireless services grows more slowly than currently anticipated, our revenue may not grow.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investments, which are comprised of commercial paper, government securities and corporate debt securities at September 30, 2000. We believe, however, that we are currently not subject to material interest rate risk.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 6, 2000, a complaint was filed in the United States District Court for the Northern District of California captioned "Julia Butterfly Hill v. AT&T Corporation, a New York corporation; AT&T Wireless Services, Inc., a Delaware corporation; OmniSky Corporation, a Delaware corporation; TWBA Chiat/Day, a Delaware corporation; and Does I-XX, inclusive." The complaint alleges, among other things, false endorsement and false designation of origin, false and misleading advertising and misappropriation of likeness and image. We intend to defend ourselves vigorously and believe that the claims alleged are without merit. We do not believe that the resolution of this matter will have a material effect on our financial condition or results of operations.

Except as described in the previous paragraph, we are not currently subject to any material legal proceedings. We may from time to time, however, become a party to various legal proceedings arising in the ordinary course of our business. We also may be indirectly affected by administrative or court proceedings or actions in which we are not involved but which have general applicability to the Internet or wireless industries.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)      RECENT SALES OF UNREGISTERED SECURITIES

         On July 11, 2000, we agreed to issue and sell an aggregate of 990,059 shares of common stock to six individuals, including Patrick McVeigh, our Chief Executive Officer, Barak Berkowitz, our President, James Obot, our Senior Vice President, Operations, Elan Amir, our Chief Technical Officer, Andy Simms, our Vice President, Sales for the Americas and Robert Taylor, a director of business development. The price paid was $4.79 per share, or an aggregate of $4,742,383. The foregoing purchases and sales were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering, there were a limited number of investors and we relied on the representations of the investors that they were accredited.

         On July 27, 2000, we granted a warrant to our landlord, a real estate investment trust, to purchase up to 95,901 shares of common stock at $8.91 per share. The foregoing issuance was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering, there was only one investor and we relied on the representation of the investor that it was accredited.

         On August 11, 2000, we agreed to issue and sell an aggregate of 519,332 shares of common stock to David K. Rensin, our Chief Products Officer, James J. Obot, our Senior Vice President, Operations and Andy Simms, our Vice President, Sales for the Americas, for $4.80, $4.79 and $10.00 per share, respectively, or an aggregate of $2,762,520. The foregoing purchases and sales were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering, there were a limited number of investors and we relied on the representations of the investors that they were accredited.

         On September 26, 2000, we sold an aggregate of 448,029 shares of common stock to America Online, Inc. concurrent with the closing of our initial public offering. The price paid was $11.16 per share, or an aggregate of $5,000,004. The foregoing purchases and sales were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof on the basis that the transaction did not involve a public offering, there was only one investor and we relied on the representation of the investor that it was accredited.

         (d)      USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

            On September 26, 2000, we sold 10,465,000 shares of our common stock in an initial public offering at a price of $12.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-39446) that was declared effective by the Securities and Exchange Commission on September 20, 2000. Credit Suisse First Boston, Chase H&Q, Donaldson Lufkin & Jenrette, Salomon Smith Barney and DLJdirect were the managing underwriters of the offering. The aggregate proceeds to us from the offering were $116,789,400 after deducting an aggregate of $8,790,600 in underwriting discounts and commissions to the underwriters. None of the proceeds of the offering was paid by us, directly or indirectly, to any director, officer or general partner of us or any of their associates, or to any persons owning ten percent or more of our outstanding stock. In addition to underwriting discounts and commissions, the expenses incurred in connection with the offering were approximately $2.0 million, including $0.4 million of legal costs, $0.6 million of accounting costs, $0.4 million of printing costs and other costs of approximately $0.6 million. During the period from the offering to September
30, 2000, we invested all of the proceeds in commercial paper, government securities and corporate debt securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On July 31, 2000, our security holders approved several matters by written consent. The following is a brief description of the matters voted upon and a statement of the number of votes cast for and against and the number of abstentions after giving effect to all stock splits. There were no broker non-votes with respect to any matter.

1. To approve the Third Amended and Restated Certificate of Incorporation, to effect, among other things, a reverse stock split:

              Common Stock:                 FOR:  7,584,369            AGAINST: 0       ABSTAIN:  1,406,540
              Series A Preferred Stock:     FOR:  20,000,000           AGAINST: 0       ABSTAIN:  219,335
              Series B Preferred Stock:     FOR:  4,247,585            AGAINST: 0       ABSTAIN:  71,842
              Series C Preferred Stock:     FOR:  9,538,946            AGAINST: 0       ABSTAIN:  4,414,066

2. To waive registration rights in connection with our initial public offering:

              Common Stock:                 FOR:  7,584,369            AGAINST: 0       ABSTAIN:  1,406,540
              Series A Preferred Stock:     FOR:  20,000,000           AGAINST: 0       ABSTAIN:  219,335
              Series B Preferred Stock:     FOR:  4,247,585            AGAINST: 0       ABSTAIN:  71,842
              Series C Preferred Stock:     FOR:  9,538,946            AGAINST: 0       ABSTAIN:  4,414,066

3. To approve the Restated Certificate of Incorporation, to be effective after the closing of our initial public offering:

              Common Stock:                 FOR:  7,584,369            AGAINST: 0       ABSTAIN:  1,406,540
              Series A Preferred Stock:     FOR:  20,000,000           AGAINST: 0       ABSTAIN:  219,335
              Series B Preferred Stock:     FOR:  4,247,585            AGAINST: 0       ABSTAIN:  71,842
              Series C Preferred Stock:     FOR:  9,538,946            AGAINST: 0       ABSTAIN:  4,414,066

4. To approve the Amended and Restated Bylaws, to be effective after the closing of our initial public offering:

              Common Stock:                 FOR:  7,584,369            AGAINST: 0       ABSTAIN:  1,406,540
              Series A Preferred Stock:     FOR:  20,000,000           AGAINST: 0       ABSTAIN:  219,335
              Series B Preferred Stock:     FOR:  4,247,585            AGAINST: 0       ABSTAIN:  71,842
              Series C Preferred Stock:     FOR:  9,538,946            AGAINST: 0       ABSTAIN:  4,414,066

5.       To approve the classification of our Board of Directors:

              Common Stock:                 FOR:  7,584,369            AGAINST: 0       ABSTAIN:  1,406,540
              Series A Preferred Stock:     FOR:  20,000,000           AGAINST: 0       ABSTAIN:  219,335
              Series B Preferred Stock:     FOR:  4,247,585            AGAINST: 0       ABSTAIN:  71,842
              Series C Preferred Stock:     FOR:  9,538,946            AGAINST: 0       ABSTAIN:  4,414,066

6.       To approve and adopt the 2000 Stock Plan:

              Common Stock:                 FOR:  7,584,369            AGAINST: 0       ABSTAIN:  1,406,540
              Series A Preferred Stock:     FOR:  20,000,000           AGAINST: 0       ABSTAIN:  219,335
              Series B Preferred Stock:     FOR:  4,247,585            AGAINST: 0       ABSTAIN:  71,842
              Series C Preferred Stock:     FOR:  9,538,946            AGAINST: 0       ABSTAIN:  4,414,066

7.       To approve and adopt the 2000 Employee Stock Purchase Plan:

              Common Stock:                 FOR:  7,584,369            AGAINST: 0       ABSTAIN:  1,406,540
              Series A Preferred Stock:     FOR: 20,000,000            AGAINST: 0       ABSTAIN:  219,335
              Series B Preferred Stock:     FOR:  4,247,585            AGAINST: 0       ABSTAIN:  71,842
              Series C Preferred Stock:     FOR:  9,538,946            AGAINST: 0       ABSTAIN:  4,414,066


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

         3.1*     Amended and Restated Certificate of Incorporation

         3.2*     Bylaws

         4.1*     Specimen Common Stock Certificate

         10.1* Lease for One Market Street, San Francisco, CA dated as of July 27, 2000

         10.2* Aether Software ScoutWeb Software License and Services Agreement dated as of July 7, 2000

         10.3* America Online, Inc. Common Stock Purchase Agreement dated as of August 31, 2000

         10.4* America Online, Inc. Strategic Marketing and Content Agreement dated as of August 31, 2000

         27.1     Financial Data Schedule

         -----------------

         * Incorporated by reference from our Registration Statement on Form S-1, as amended (Registration No. 333-39446).

    (b)  REPORTS ON FORM 8-K

         No reports on Form 8-K were filed by us during the three months ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    SIGNATURE                              TITLE                          DATE
                    ---------                              -----                          ----
         /s/    PATRICK S. MCVEIGH              Chief Executive Officer and          November 14, 2000
------------------------------------------         Chairman of the Board
                Patrick S. McVeigh             (Principal Executive Officer)


         /s/    LAWRENCE S. WINKLER               Chief Financial Officer            November 14, 2000
------------------------------------------     (Principal Financial Officer)
                Lawrence S. Winkler

                                  EXHIBIT INDEX


     EXHIBIT
      NUMBER                     DESCRIPTION OF DOCUMENT
      ------                     -----------------------

         3.1*     Amended and Restated Certificate of Incorporation

         3.2*     Bylaws

         4.1*     Specimen Common Stock Certificate

        10.1* Lease for One Market Street, San Francisco, CA dated as of July 27, 2000

        10.2* Aether Software ScoutWeb Software License and Services Agreement dated as of July 7, 2000

        10.3* America Online, Inc. Common Stock Purchase Agreement dated as of August 31, 2000

        10.4* America Online, Inc. Strategic Marketing and Content Agreement dated as of August 31, 2000

        27.1      Financial Data Schedule.

------------
* Incorporated by reference from our Registration Statement on Form S-1, as amended (Registration No. 333-39446).