Form 10-Q/A
period 2000-09-30
OMNISKY CORP
filed 2000-11-15
CIK 1104771

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------


                               FORM 10-Q/A NO. 1


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

                               OMNISKY CORPORATION



                               FORM 10-Q/A No. 1

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


This Form 10-Q/A No. 1 amends Part I, Item 1 of the Quarterly Report on Form 10-Q of OmniSky Corporation (the "Company") for the nine months ended September 30, 2000 as filed with the Securities and Exchange Commission on November 14, 2000. The amended item corrects a typographical error in the amount reported as beta period cost of revenue on the Company's Condensed Consolidated Statements of Operations for the nine months ended September 30, 2000, changing it from $-- to $4,331, and changes the subtotal for cost of revenue from $11,193 to $15,524.



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

                               OMNISKY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                   PERIOD FROM
                                                             THREE               THREE             MAY 7, 1999           NINE
                                                             MONTHS              MONTHS            (INCEPTION)           MONTHS
                                                             ENDED               ENDED                TO                 ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                              1999                2000                1999                2000
                                                              ----                ----                ----                ----
                                                           (UNAUDITED)         (UNAUDITED)         (UNAUDITED)         (UNAUDITED)
Revenue:
  Services..........................................       $        --         $     2,091         $        --         $     2,777
  Equipment.........................................                --               2,414                  --               2,597
  Beta period.......................................                --                  --                  --               1,231
                                                           -----------         -----------         -----------         -----------
                                                                    --               4,505                  --               6,605
                                                           -----------         -----------         -----------         -----------
Operating costs and expenses:
  Cost of revenue:
     Services.......................................                --               4,162                  --               5,909
     Equipment......................................                --               5,046                  --               5,284
     Beta period....................................                --                  --                  --               4,331
                                                           -----------         -----------         -----------         -----------
                                                                    --               9,208                  --              15,524
  Engineering, development and operations...........             1,033               3,335               1,033               7,460
  Sales and marketing...............................               193              19,174                 193              34,320
  General and administrative........................               206               4,693                 206              10,624
  Amortization of deferred stock compensation (*)...                --               5,964                  --              16,304
  Depreciation and amortization.....................               237               1,009                 237               2,002
                                                           -----------         -----------         -----------         -----------
     Total operating expenses.......................             1,669              43,383               1,669              86,234
                                                           -----------         -----------         -----------         -----------
Loss from operations................................            (1,669)            (38,878)             (1,669)            (79,629)

Equity in net loss of affiliate.....................                --                (540)                 --                (540)
Interest income and other...........................                15               1,330                  15               2,228
                                                           -----------         -----------         -----------         -----------
Net loss............................................       $    (1,654)        $   (38,088)        $    (1,654)        $   (77,941)
                                                           ===========         ===========         ===========         ===========
Net loss per share -- basic and diluted.............                --             $(6.82)                  --            $(28.40)
                                                           ===========         ===========         ===========         ===========
Shares used in computing basic and diluted net loss                 --           5,586,270                  --           2,744,054
per share...........................................       ===========         ===========         ===========         ===========



(*) Amortization of deferred stock compensation:
     Engineering, development and operations........                --         $     1,144                  --         $     2,479
     Sales and marketing............................                --               3,080                  --               5,560
     General and administrative.....................                --               1,740                  --               8,265
                                                           -----------         -----------         -----------         -----------
                                                                    --         $     5,964                  --         $    16,304
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


                    SIGNATURE                              TITLE                          DATE
                    ---------                              -----                          ----
         /s/    PATRICK S. MCVEIGH              Chief Executive Officer and          November 15, 2000
------------------------------------------         Chairman of the Board
                Patrick S. McVeigh             (Principal Executive Officer)


         /s/    LAWRENCE S. WINKLER               Chief Financial Officer            November 15, 2000
------------------------------------------     (Principal Financial Officer)
                Lawrence S. Winkler

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