Form 10-K
period 2000-12-31
OMNISKY CORP
filed 2001-04-02
CIK 1104771

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number 000-31471
                            ------------------------

                              OMNISKY CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                               77-0516363
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification No.)

    1001 ELWELL COURT, PALO ALTO,                       94303
              CALIFORNIA                              (Zip Code)
   (Address of principal executive
               offices)

                            ------------------------

                                 (650) 969-7700
              (Registrant's telephone number, including area code)
                            ------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value

                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 2001, based upon the closing price of the Common Stock on The Nasdaq Stock Market for such date, was approximately $39,096,466. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     The number of outstanding shares of the registrant's Common Stock as of March 20, 2001 was 68,833,522.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be filed with the Securities and
Exchange Commission on or prior to April 30, 2001 and to be used in connection with the Annual Meeting of Shareholders to be held on or about May 23, 2001 are incorporated by reference in Part III of this Form 10-K.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                              OMNISKY CORPORATION

                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   30
Item 3.   Legal Proceedings...........................................   30
Item 4.   Submission of Matters To a Vote of Security Holders.........   30

                                  PART II
Item 5.   Market For Registrant's Common Equity and Related
          Stockholder Matters.........................................   31
Item 6.   Selected Consolidated Financial and Operating Data..........   31
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   33
Item. 7A  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   47
Item 8.   Financial Statements and Supplementary Data.................   48
Item 9.   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   70

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   71
Item 11.  Executive Compensation......................................   71
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   71
Item 13.  Certain Relationships and Related Transactions..............   71

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   72

     This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those indicated in such forward-looking statements as a result of certain factors, including, but not limited to, those set forth in the section entitled "Factors Affecting Future Results" beginning on page 18. You are urged to carefully consider these factors, as well as other information contained in this Form 10-K and in our other periodic reports and documents filed with the Securities and Exchange Commission.

                                     PART I

ITEM 1.  BUSINESS

     You should read the following discussion in conjunction with our accompanying audited consolidated financial statements and notes thereto, as included in Part II, Item 8 of this Form 10-K.

GENERAL

     We provide wireless data applications and services for use on mobile devices. We offer a suite of wireless data applications and services to wireless carriers, hardware manufacturers, content providers and other third parties, enabling those companies to offer branded or customized versions of our wireless applications and services to their own end users. We also offer our wireless services directly to individuals and enterprises under the OmniSky brand through more than 1,500 retail locations and other direct sales and marketing channels, including our own Web site.

     With our applications and services, users can wirelessly:

     - send and receive corporate and personal email messages;

     - instant message;

     - navigate the Internet;

     - access Internet content optimized for mobile devices; and

     - securely conduct m-commerce transactions.

     We intend to continue to broaden our base of proprietary wireless technologies. As part of that effort, we completed the acquisition of NomadIQ Ltd. in January 2001, and, as a result of that transaction, we acquired a team of more than fifty wireless applications engineers and staff and a portfolio of location-based technologies on which patents are pending. Leveraging our growing base of intellectual property assets, this year we will offer location-based applications and services, advanced communications platforms, including chat and collaborative graphics utilities, our "OneTap" software that enables seamless integration of Internet information into a user's mobile address book and other proprietary applications and services that enhance and facilitate a user's wireless experience.

     We formally launched our wireless service in the United States in May 2000. Since the formal launch of our service, our subscriber base increased nearly six-fold to 34,000 subscribers at the end of 2000. We also launched our wireless service internationally in February 2001 through OmniSky International, the joint venture we formed last year with one of our principal stockholders, News Corporation. We began a three-month beta trial of our service in the United Kingdom in February with the assistance of BT Cellnet, an affiliate of BT Telecom, and expect to offer service in several other European countries by the end of 2001.

     We currently provide our wireless service for use on the Palm V and Vx, HandSpring Visor Prism and Visor Platinum, Hewlett Packard Jornada 540 Series Pocket PC and the Compaq IPAQ Pocket PC mobile devices. We intend to extend our applications and services this year to support other mobile devices, including new personal digital assistants like the HandSpring Edge and Palm M505, smartphones that combine the functionality of a cellular telephone with a personal digital assistant and laptop computers. We recently demonstrated our service on the Kyocera QCP 6035 Smartphone at the Cellular Telecommunications & Internet Association's Wireless 2001 conference in March 2001. We support the wireless network technology known as cellular digital packet data, or CDPD, which is used by AT&T Wireless Services and Verizon Wireless, the two largest wireless carriers in the United States. With the launch of our service in Europe, we also support the wireless technology known as global system for mobile communications, or GSM, and expect to support the technology known as general packet radio service, or GPRS, once it is commercially launched. In the future, we also intend to support other wireless network technologies, such as code division multiple access, or CDMA, and enhanced data rates for global evolution, or EDGE. In our recent Kyocera Smartphone demonstration, we delivered our service over the CDMA wireless network.

     We have consistently received industry and trade recognition for the quality of our wireless service. In both 2000 and 2001, we received awards for the best software/service for wireless data from Mobile Insights, Inc., a leading information source for the mobile computing and data communications market. We also received recognition from CNET, Business Week and PC Magazine as one of their "best products" of 2000.

THE MARKET OPPORTUNITY

     The Internet has become an integral part of daily life for many people, for both personal and professional purposes. Today, the principal method for accessing the Internet, sending emails, engaging in instant chat and managing personal data remains the desktop computer. With individuals becoming increasingly mobile, we believe a wireless service that offers users access to corporate and personal emails, instant messaging, the Internet or a corporate intranet at any time, regardless of location, satisfies a growing need for many people. We believe that a simple-to-use, integrated service that offers a comprehensive Internet experience on a mobile basis is the key to making the wireless experience useful, rewarding and productive.

     We also believe that wireless carriers, hardware manufacturers, content providers and other third parties are looking for compelling wireless data applications and services to deliver to their own customers. These companies are seeking solutions for generating new revenue sources and for differentiating their service offerings from their competitors. We believe that many of these companies desire high quality, scalable wireless applications and services that they can deliver, in whole or in part, directly to their own customers. We believe that they desire to do this as expeditiously as possible, without the costs and risks typically associated with the internal development of such applications and services.

THE OMNISKY SOLUTION

     We provide a comprehensive wireless service to individuals and enterprises under the OmniSky brand. We also offer a suite of wireless data applications and services to wireless carriers, hardware manufacturers, content providers and other third parties. These third parties may bundle our applications and services with their own wireless service, customize our applications and services for use by their end-users or simply integrate components of our applications and services, such as our location-based applications and services, for use with their own wireless service.

     Our applications and services include:

     ACCESS TO EMAIL AND INSTANT MESSAGING, LOCATION-BASED APPLICATIONS AND SERVICES AND INTERNET CONTENT. With our applications and services, users have the ability over their mobile devices to access and manage up to six of their existing corporate and personal email accounts, including Microsoft Outlook and AOL, instant message other users, access a broad range of Internet content and data, and securely conduct m-commerce transactions. During the second half of 2001, we also intend to launch advanced communications and location-based applications and services. These applications and services will enable our subscribers and other service users to locate and access comprehensive information about local restaurants, entertainment venues and other businesses as a function of their location. They will also allow users to send information regarding a meeting, dinner or similar event, together with directions and maps, to other users, who will have the ability to save that data directly into their personal address book. In addition to our messaging and location-based applications, we provide our users with access to Internet data and content in a format that is modified for viewing and performance on the small display screens of mobile devices. We receive that content from many links to popular data sources and content providers, including CNBC, eBay, Sportsline.com, E*Trade, Ticketmaster, and Yahoo! Some of that content, including, for example, content from Zagat and Hollywood.com, will be delivered in an integrated fashion through our location-based applications. To further enhance our user's experience, we also offer the ability to browse the web and visit many popular web sites, whether or not the content of those sites has been optimized. When a subscriber views non-optimized content through our wireless service, we enhance the non-optimized content by automatically screening out portions which may be unreadable or poorly formatted on the relatively small display screen of a mobile device.

     EASY-TO-USE WIRELESS INTERFACE. We have designed an easy-to-use wireless interface for use on mobile devices and their relatively small display screens. Our wireless interface, which serves as the automatic home page for all users, is designed to emulate the web surfing experience found on the desktop computer, providing our subscribers with an environment with which they are familiar and comfortable. Users have access to the Internet and their corporate and personal email messages through point-and-click icons and descriptive graphics within our wireless interface, which acts as a gateway to the Internet. Our wireless interface can only be accessed, unlike more traditional Internet interfaces, through our service, and subscribers do not currently have the ability to use another interface as their home page. Wireless carriers, hardware manufacturers and others that desire to use our applications and services may customize our interface for their own end users, and may offer our interface under their own brand. Within our wireless interface, we have included an easy-to-use Internet directory that enables users to search through a wide variety of content and data within 12 principal interest-area categories, including finance, news, travel, entertainment and sports. We use a tree-based navigation system that allows users simply to tap on an icon or graphic to obtain immediate access to optimized content. To further enhance our users' experience, we enable them to customize their use of our interface to access their favorite content more quickly and easily.

     NATIONWIDE ACCESS AT A FLAT MONTHLY RATE TO OUR SUBSCRIBERS. We provide our own subscribers with a nationwide wireless service available in 161 metropolitan statistical areas across the United States, with unlimited usage, for a fixed monthly subscriber fee. Our service area covers over 167 million people. We do not impose roaming charges in the United States on our subscribers, which are charges that many cellular telephone companies have typically imposed on their users if they travel outside of their home region. We are able to offer a flat rate throughout the United States through our arrangements with leading national wireless network carriers, including AT&T Wireless Services and Verizon Wireless. We believe that our flat rate pricing structure offers our subscribers a cost-effective pricing plan that is similar to the simple, one-rate pricing plan that they are likely to be familiar with from their land-line Internet access service. For third parties that wish to offer a wireless service to their own customers, such as hardware manufacturers and content providers, we offer, through our arrangements with the various wireless carriers, nationwide wireless airtime for their customers. This allows those third parties to leverage our lower cost airtime contracts with the wireless carriers.

     COMPATIBILITY WITH VARIOUS MOBILE DEVICES, WIRELESS NETWORKS AND OPERATING SYSTEMS. We currently provide our wireless service for use on the Palm V and Vx, HandSpring Visor Prism and Visor Platinum, Hewlett Packard Jornada 540 Series Pocket PC and the Compaq IPAQ Pocket PC mobile devices. We recently announced that we will support the new HandSpring Edge device and demonstrated our service on the Kyocera Smartphone. We intend to extend our applications and services to support other mobile devices and remain actively engaged in discussions with service providers and device manufacturers to make our service available on various devices, including personal digital assistants, smartphones that combine the functionality of a cellular telephone with a personal digital assistant and laptop computers. We have also designed our wireless applications and service to be easily adaptable to evolving wireless networks. We support the wireless network technology known as cellular digital packet data, or CDPD, which is used by AT&T Wireless Services and Verizon Wireless, the two largest wireless carriers in the United States. With the launch of our service in Europe, we also support the wireless technology known as global system for mobile communications, or GSM, and expect to support the technology known as general packet radio service, or GPRS, once it is commercially launched. In the future, we also intend to support other wireless network technologies, such as code division multiple access, or CDMA, and enhanced data rates for global evolution, or EDGE. In our recent Kyocera Smartphone demonstration, we delivered our service over the CDMA wireless network. We also demonstrated our service last year running over the Metricom high-speed data network. Our wireless applications and service are also compatible with the operating systems on which most content is located and on which most computer applications run, including Microsoft Windows NT, UNIX and Linux.

     HIGH QUALITY CUSTOMER SERVICE. We believe that customer support is critical to attracting and retaining our subscribers, especially in a business and industry that is relatively new. We also believe that high-quality customer support is an important component of the comprehensive applications and services that we can offer to third parties. Our customer service representatives are available either through a toll free telephone number or by email, which means that our users can also receive customer support through their mobile devices wherever they may be. We also post answers to frequently asked questions and related information on our web site. We have outsourced portions of our customer care to a leading customer service and billing company. We believe that this enables us to manage our growth effectively, grow our business quickly to meet increased demand and ensure that we do not sacrifice customer service quality. As part of the applications and services we offer to third parties, we also offer them access to our customer service operations, enabling them to leverage our low cost basis and trained personnel.

     SECURE M-COMMERCE PLATFORM. We designed our wireless applications and services to provide a secure environment for m-commerce. The data center and network operations center through which we manage and operate our wireless applications and services provide a high-security connection between the information sent and received by our users, the wireless carrier network over which information is transmitted and the information feeds and systems of content providers.

OUR STRATEGY

     Our mission is to become the leading global provider of wireless applications and services for use on mobile devices. To achieve our objective, we intend to:

     OFFER OUR APPLICATIONS AND SERVICES TO WIRELESS CARRIERS, HARDWARE MANUFACTURERS AND OTHER SERVICE PROVIDERS. We believe that wireless carriers, hardware manufacturers, content providers and other third parties are seeking to enhance the wireless services that they have developed on their own or to create and offer to their customers wireless services under their own brands. By using our applications and services, or components of those applications and services, wireless carriers and other third parties can deliver the same wireless experience that we offer to our subscribers under their own brand or on a co-branded basis. We offer a highly scalable infrastructure, with messaging, content and other services that we originally developed for our OmniSky-branded service and that we now offer, in a cost effective manner, to wireless carriers and other third parties. During the second half of 2001, we also intend to offer location-based applications and services. By using our applications and services, third parties can generate additional revenue by offering value-added Internet-based services, and, in the case of wireless carriers, they also receive the economic benefits of increased network usage. We also believe that by integrating our applications and services with their own, third parties can further differentiate themselves in the marketplace, improve their competitive position and, if they so choose, offer their subscribers both wireline and wireless versions of their service across multiple devices, such as personal digital assistants and laptops for example. We also enable third parties to deploy their own branded mobile Internet interface, which, we believe, enhances their own subscriber loyalty and helps extend their brand. In September 2000, we entered into a three-year Strategic Marketing and Content Agreement with America Online, Inc., which represented our first agreement to provide these types of applications and services. That agreement provides for the delivery of America Online interactive services, including AOL email and instant messaging, Web content, Internet content and m-commerce services through our wireless service and the development of a customized wireless service for America Online users. We expect to launch this customized service with America Online in the third quarter of 2001. We believe that significant additional opportunities exist for these types of relationships.

     CONTINUE TO ESTABLISH THE OMNISKY BRAND, AND EXTEND IT TO THE ENTERPRISE MARKET. We believe that establishing brand awareness is critical to attracting and retaining subscribers, content providers, m-commerce companies and advertisers to our wireless service. Maintaining and enhancing our brand name, both domestically and internationally, will be important as more people look to wireless data as a key source of information and commercial activity. We believe that general awareness of our brand, including by means of the various awards we have won over the past year for our service, helps us to establish relationships with strategic partners and enhances our ability to sell our applications and services to third parties and to enterprises. During 2000, we focused principally on marketing our services to individual mobile professionals, who accounted for nearly all of our subscribers as of the end of that year. At the end of 2000, we began several initiatives to extend our service offerings into the enterprise market, including the development of more corporate oriented applications such as secure email access. We intend to place further emphasis on the enterprise market in 2001 and intend to partner closely with companies such as Wireless Knowledge, Inc., ThinAirApps, Inc. and others to address the enterprise market.

     CONTINUE TO ENHANCE OUR WIRELESS APPLICATIONS AND SERVICE OFFERINGS AND TECHNOLOGY PLATFORM. We intend to continue to enhance the features and functionality of our wireless applications and services and the technology platform that we have developed. Since we launched our service, we have continually sought to enhance our wireless interface, increase the customization options available to our subscribers, add more optimized data and content to our wireless service and simplify the software installation and provisioning process. We are developing several proprietary email solutions that will allow us to extend our email offering into the corporation in a secure manner. We launched the first of these solutions, which we have called OS CorporateLink, in March 2001. With our acquisition of NomadIQ, we added over fifty wireless applications engineers and staff and acquired certain patent-pending location-based applications and services that we intend to commercially offer during the second half of 2001. Along with the roll-out of our location-based applications and services, we will also intend to introduce advanced communications platforms, including chat and collaborative graphics utilities, our "OneTap" software that enables seamless integration of Internet information into a user's mobile address book, document and attachment handling and other features and functionalities that enhance a users' wireless experience. Over time, we also plan to extend our wireless service to allow users to remotely synchronize information on their mobile devices with their desktop computers and web-based applications. We intend to continue to incorporate new technologies and m-commerce opportunities as they become available.

     EXPAND OUR WIRELESS SERVICE INTERNATIONALLY. We launched our wireless service internationally in February 2001 through OmniSky International, the joint venture we formed last year with one of our principal stockholders, News Corporation. We began a three-month beta trial of our service in the United Kingdom in February with the assistance of BT Cellnet, an affiliate of BT Telecom, and expect to offer service in several other European countries by the end of 2001. With a HandSpring VisorPhone, our international subscribers can, using the GSM wireless network, use our wireless service both in the United States and United Kingdom in a seamless fashion, just as users of wireless telephones would be able to roam within the United States from one wireless carrier's network to another carrier's network without disrupting their service. Over time, we expect to extend this ability to individuals using other wireless networks and to other countries in which we offer service.

     We generally expect to accomplish our international objectives through joint ventures, partnerships and other relationships with companies that already have an international presence. In each international market that we enter, we also intend to adapt our wireless applications and service to meet local needs. This will require that we provide local language customer support, local content and region-specific marketing and m-commerce opportunities that are of interest to the local communities in which we operate. We also expect to offer our wireless applications and services to wireless carriers and other third parties throughout Europe just as we do in the United States.

     USE OUR INTERFACE TO GENERATE ADDITIONAL REVENUES. While we expect to generate the majority of our revenues from our fixed monthly subscription fees and from fees we receive from third parties for our applications and services, we also expect, over time, to derive a percentage of our revenues from advertising in our interface and from fees generated by m-commerce transactions that are conducted through our wireless service. By placing their advertisements in certain interest-specific channels within our interface, advertisers may target their messages to specific, self-selected audiences. We also intend to leverage our subscriber base by selling advertising positions in our wireless service to various content providers. We believe that advertising fees, sponsorships and mobile e-commerce transactions will contribute a percentage of our revenue over time, although we have not yet begun serving advertisements to our subscribers and have not yet determined whether subscribers will be receptive to receiving advertising through our service. With respect to m-commerce transactions that are conducted through our wireless service, we intend to collect a percentage of the revenues generated from those transactions. For the year ended December 31, 2000, we did not record any revenues from advertising or mobile e-commerce and recorded approximately $600,000 from sponsorships, although we cannot be certain that we will continue to generate revenues from those sources in the future.

     CONTINUE TO EXTEND OUR SALES AND DISTRIBUTION CHANNELS. We sell our wireless service through our web site, a toll-free telephone service center and nearly 1,500 selected retailers. We intend to continue to extend our sales reach by pursuing agreements with additional selected retail outlets, including stores operated by wireless telecommunications carriers and computer stores.

     PURSUE SELECTED ACQUISITIONS. We intend to supplement our internal growth through selected acquisitions of businesses or technologies that will enable us to increase our subscriber base and enhance our wireless applications and service offerings. Acquisition candidates may include information technology companies with specific engineering knowledge, companies that will enable us to enter new markets or companies that provide services that we do not currently offer. In January 2001, we completed the acquisition of NomadIQ, a privately held company based in Israel that had developed proprietary location-based applications and services for mobile devices. We do not currently have any acquisitions pending.

OUR WIRELESS APPLICATIONS AND SERVICES

     We offer wireless applications and services that enable our users to send and receive corporate and personal email messages, instant message, access and navigate the Internet and securely conduct m-commerce transactions over mobile devices. In 2001, we intend to offer location-based applications and services, advanced communications platforms, including chat and collaborative graphics utilities, our "OneTap" software that enables seamless integration of Internet information into a user's mobile address book and other proprietary applications and services that enhance and facilitate a user's wireless experience.

     We currently offer the following applications and services:

     EMAIL AND INSTANT MESSAGING. Our email service lets our users remotely manage their corporate and personal email accounts. We currently support email accounts that operate on what is commonly referred to as "POP-3" email Internet protocol. We decided initially to support POP-3 email accounts because we believe that they are the most prevalent type of email accounts used by our subscribers. Through our corporate email solution, which is known as OS CorporateLink, we also enable our users to access Microsoft Outlook behind corporate firewalls. We currently support email accounts with the following representative list of providers:

AOL                                         NetZero
Alta Vista                                  Prodigy
AT&T Worldnet                               Qwest
Bell Atlantic.net                           RCN/Erols
Bell South                                  RoadRunner
Cable & Wireless                            SBC/PacBell
Earthlink                                   Sprint
Excite                                      UUNet
Gateway.net                                 USWest.net
GTE.net                                     Verio
Mindspring                                  Web TV
MSN                                         Yahoo!

     With the next release of our service, which we expect to occur during the second half of 2001, we intend to support email accounts that use other types of Internet email protocols, such as the so-called "IMAP" Internet email protocol, which provides access behind the corporate firewall for server based email solutions. We will also support access to other email applications such as Hotmail. Individuals who rely on Internet email protocols other than POP3 or IMAP, such as "MAPI," which are different Internet protocols for sending and receiving email, will not be able to access those email accounts through our service. We expect, in the future, to continue to extend our support for additional Internet email protocols as the subscriber base for our service grows and as we sell our applications and services to third parties.

     With our email service, users can:

     - send, receive and remotely manage email from up to six existing corporate and personal accounts -- as an example, this allows our subscribers to access a personal email account used on a home computer and a business email account maintained at the office if the subscriber's employer makes remote access to email available;

     - download an entire email or simply preview an email by reviewing the sender's name, subject header and the first 500 characters of the email message for quick scanning -- this preview option allows our subscribers to quickly review and prioritize their emails when "on the go," without the need for downloading and reviewing the entire email;

     - reply to an email or compose a new message either by using one of the prepared messages included in our wireless service or by creating a new message;

     - receive an alert that new messages have arrived by an indicator light on the wireless modem -- this allows our subscribers to avoid the constant need to go online to see whether new emails have been received; and

     - forward large email attachments to fax machines or personal computers with Internet access for easy reading and downloading. With the release of the next version of our service this year, users will also be able to view attachments on their mobile device.

     While we support up to six email accounts for our users, they may access additional email accounts when navigating the Internet that we do not directly support. In those cases, however, users will not be able to manage those email accounts in the same manner as email accounts that we support. For instance, users who wish to access an email account outside of the six that we support will not be able to preview email headers, receive email alerts or forward attachments from an account we do not support. In addition, the formatting and readability of emails received using these additional email accounts will generally be poorer than that of optimized content.

     Users can also access AOL Instant Messenger and Yahoo! Instant Messenger with our service. In addition, in 2001 we will offer instant messaging applications, chat utilities and free-hand graphics capabilities as part of our service. Some of these applications will be integrated with our location-based applications and services and will permit real-time communications and collaboration over mobile devices.

     LOCATION-BASED APPLICATIONS AND SERVICES. With our acquisition of NomadIQ in January 2001, we accelerated the development and introduction of location-based applications and services. During the second half of 2001, we expect to offer users the ability to:

     - Locate and access comprehensive and media-rich information about local restaurants, entertainment venues and other businesses as a function of their location;

     - View maps and receive directions from one location to another;

     - Connect with merchants online to complete a transaction with a local business;

     - Send a dinner or event invitation to another user, along with directions, and allow the other user to respond and input the information directly into the calendar on their mobile device; and

     - Engage in real-time chat and communications with friends and colleagues.

     We believe that these location-based applications and services will help establish communities of loyal users for our service and will enhance the wireless experience for all users.

     ENHANCED WIRELESS INTERNET ACCESS THROUGH OUR INTERFACE. Our users have the ability to access a substantial amount of the information and applications available on the Internet, including selected m-commerce sites. They can:

     - access and search Internet content from many links to popular data sources and content providers, which have been optimized for use and viewing on mobile devices;

     - access web sites whose content has not been optimized for use and viewing on mobile devices;

     - customize their use of our wireless interface to access their favorite content more quickly and easily;

     - purchase products and services and engage in other m-commerce transactions in a secure manner;

     - conduct text based searches; and

     - conduct business and directory searches.

     We have arranged information in our interface under the following subject matters for the convenience of our subscribers:

FINANCE                   NEWS                      LOCAL                     TECHNOLOGY
Stocks & Trading          World News                City Guides               Branded Technology News Partners
Financial News            Financial News            Dining
                          Technology News           Movies                    COMMUNICATIONS
TRAVEL                    Sports News               Events                    Branded Communication Partners
Flights                   Local News                Getting Around
Hotels & Car Rentals      Entertainment News        Weather                   REFERENCE
Directions & Traffic                                Shopping                  Directories
City Guides               SPORTS                    Local News                Advice
Weather                   NBA                                                 Reviews
Reference                 NFL                       LIVING                    Travel Reference
                          NHL                       Health & Fitness
SHOPPING                  NCAA Basketball           Arts & Leisure
Books                     More Sports               Horoscopes
Music/Video                                         Special Interest
Electronics               PORTALS                   Fun & Humor
Toys                      Branded Portals
Gifts                                               ENTERTAINMENT
Auctions                                            Dining
Tickets                                             Movies
Local                                               Events
Assistance                                          News
                                                    Fun & Humor

     Optimized wireless content. Our content relationships generally fall into two broad categories: relationships with companies that provide us with their own proprietary content and relationships with companies that aggregate content from a multitude of sources.

     Much of the Internet data and content available today has been developed for platforms, such as desktop computers, which use larger display screens than those of mobile devices. It is not possible to simply deliver non-modified content to a mobile device and expect to be able to use and view that information in the same manner as one would on a desktop. To address this challenge, we provide our users with access to Internet data and content that has been optimized for viewing on mobile devices. An optimized Web site is typically modified by the content provider, usually with our assistance, according to a specialized set of programming rules that we establish with that particular Web site and the small display screen of the mobile device in mind. By utilizing specialized programming rules, we are able to offer our users pages of optimized content that have the "look and feel" of Web pages that would ordinarily appear on a desktop computer. Our users generally access all optimized content through the 12 content channels in our wireless interface, although users may find other optimized content outside of our channels from content providers with whom we do not have direct relationships.

     Direct content relationships. We receive content that we believe is of interest to our users directly from a wide variety of companies. We provide direct links to the web sites of these direct content providers. These links are located and organized within one or more of our 12 content channels, such as finance, travel, shopping and news.

     The following is a representative list of our direct content providers and reflects the breadth and depth of the optimized content, including financial, shopping, travel, entertainment and news Web sites, that is currently available using our wireless service:

10Best.com
Alta Vista Shopping.com
American Airlines
Ameritrade
Barnes & Noble.com
BarPoint
BizTravel
Bloomberg
Britanica
BroadwayOnline.com
BusinessWeek Online
Buy.com
CBS MarketWatch
CitySearch
CNBC
CNET
CSFBdirect
Digital City (AOL)
Domino Power
DrinkBoy
eBay
Economist.com
eFax
ESPN.com
Etak
E*TRADE
Excite
Fidelity
Flowers on Command
Fodors.com
Forbes.com
Frommers
Go2Online
Google
Homes.com
Hoover's Online
Indiqu
MapBlast!
MapQuest
Merriam-Webster
Motley Fool
Moviefone
MSNBC
MySimon
NextBus
NFL.com
Northwest Airlines
NYPost.com
NY Times
PalmPower
RestaurantRow
Real Cities
Red Herring
RestaurantRow.com
Rolling Stone
salesforce.com
Salon.com
SavvyDiner
Silicon Investor
skynetMD
Sportsline.com
Stock SmartTelepost
The Gallup Poll
thehealthchannel.com
The Industry Standard
The Motley Fool
The Sporting News
The Street.com
The Weather Channel
ticketmaster.com
Travelocity
TVguide.com
Ucook
United Airlines
USA Today
Variety.com
Vicinity
Vvault
Wall Street Journal
Wcities
Westlaw Wireless
Women.com
Yahoo!
Yodlee
ZDNet

     Our content comes from many sources and is owned by the content provider. In most of our channels, we have many content providers that are not related in any way. For instance, in our finance channel, we currently have the following content: E*Trade; Fidelity; Ameritrade; CSFBdirect; Stock Smart; CBS Marketwatch; Yahoo!; Wall Street Journal; Bloomberg; Motley Fool; CNBC; TheStreet.com; NY Times; Economist.com; The Standard; MSNBC and gMoney.

     Content aggregators. We also receive access to popular data and content from content aggregators. These content aggregators generally relieve us of some of the significant time and effort it would take for us to coordinate and collect content feeds from many different sources and, therefore, make it more efficient for us to distribute content to our subscribers. This type of content is organized by topic area within one or more of our 12 content channels. The source of the content is identified at the end of each web page, article or other content piece. As new content and services become available from content aggregators, they are automatically made available to our subscribers.

     Non-optimized content. We also provide our users with the ability to browse, through our wireless Internet interface, non-modified content. Non-optimized content can be accessed by inserting any Web address and would include most content that is accessed outside of the 12 content channels included within our interface. We attempt, in real-time, to translate non-modified content into optimized content by applying a standard set of programming rules that trim unnecessary electronic message tags, replace repetitive message headers, delete large graphics and otherwise reduce the size of the Web page that our subscribers are seeking to access. Non-modified content also typically takes about five to ten more seconds than optimized content to be downloaded. In some cases, because of the size of a non-optimized Web site or graphics on that site, it may not even be possible to view the site. In addition, if the download times extend significantly beyond thirty or more seconds, which occasionally happens with large Web pages, a subscriber could lose their connection to that Web site and be returned to the page they were previously viewing. Nonetheless, we believe that providing our subscribers with access to both optimized and non-optimized data and content offers them a more complete wireless Internet experience.

     FUTURE SERVICE OFFERINGS. Over time, we plan to extend our wireless applications and services to include additional functions and features that we believe will be particularly useful. These functions are expected to include:

        - Document and attachment handling. With the next version of our service, users will be able to view attachments that may be delivered with their email. This would permit a user, for example, to review the contents of a memorandum or letter that had been sent as an attachment to an email.

        - Corporate intranets. We intend to enable our users to access their corporate intranets. This will allow users to access any information that companies or organizations may want to offer their employees or associates remotely, such as sales force automation, calendars and contact lists.

        - Data synchronization. We intend to enable users to wirelessly synchronize data that they may have downloaded or obtained on their mobile devices with their desktop computers, including such features as calendar synchronization. We believe that this feature will allow for a more seamless integration of the desktop computer and the mobile device.

        - America Online offerings. In September 2000, we entered into a three-year Strategic Marketing and Content Agreement with AOL , which may be renewed by AOL for an additional two years beyond the initial term. Our agreement with AOL provides for the delivery of AOL interactive services, including AOL email and instant messaging, Web content, Internet content and m-commerce services through our wireless service and the development of a customized wireless service for AOL users. As a result of our agreement with AOL, as part of the installation process for upcoming versions of our wireless service, we will offer subscribers an option to receive our standard or basic "OmniSky" service, which will include AOL content, or, if they are AOL subscribers, a version of our service that has been specially customized for AOL subscribers. We expect to launch this customized service with America Online in the second half of 2001. In the customized version, for which we have agreed that we will not charge users any premium, AOL will determine the location of icons and links on the customized user interface; AOL email will be the exclusive email for those users; AOL instant messenger will be the exclusive instant messenger service for those users; and content and bookmark placements within that customized interface will be determined by AOL. For each new subscriber that we obtain who elects to use the customized version, we will make a one-time payment to AOL of between $10 and $40 per subscriber depending on the aggregate number of subscribers we obtain and the dates on which those subscribers are acquired. In the first six months of the agreement, if the number of new subscribers obtained during that period is between 0 and 100,000, we will pay AOL up to an aggregate of $2,125,000 for all such subscribers. For each new subscriber above 100,000 during that period, we will pay AOL an additional $40 per subscriber, so that the potential aggregate payment to AOL in that case is not currently known. In the second six months of the agreement, if the number of new subscribers obtained during that period is between 0 and 150,000, we will pay AOL up to an aggregate of $3,125,000 for all such subscribers. For each new subscriber above 150,000 during that period, we will pay AOL $40 per subscriber, so that the potential aggregate payment to AOL in that case is not currently known. In the second year of the agreement, if the number of new subscribers obtained during that period is between 0 and 250,000, we will pay AOL up to an aggregate of $4,750,000 for all such subscribers. For each new subscriber above 250,000 during that period, we will pay AOL $40 per subscriber, so that the potential aggregate payment to AOL in that case is not currently known. In the third year of the agreement, if the number of new subscribers obtained during that period is between 0 and 500,000, we will pay AOL up to an aggregate of $9,500,000 for all such subscribers. For each new subscriber above 500,000 during that period, we will pay AOL $40 per subscriber, so that the potential aggregate payment to AOL in that case is not currently known. We will bill each of these new subscribers and receive monthly subscription fees from those subscribers. OmniSky subscribers who decide to sign-up for the AOL customized service will, in effect, receive through us a wireless service designed for them by AOL, that attempts to emulate the desktop AOL experience. Since the intention is to emulate the AOL desktop experience, AOL will be able to control all advertising and mobile e-commerce opportunities that arise through its own content and properties. With respect to advertising and mobile e-commerce net revenues, 80% of those revenues will be allocated to AOL and 20% to us. In addition to the customized service that we expect to make available to AOL users, we have also granted AOL an option to have us develop, principally at our cost, an AOL branded version of our wireless service. If AOL decides to offer a branded version, we expect that the branded version of the service will be substantially similar to the customized version, although we expect that AOL branding will become more prominent and that we will principally provide infrastructure and support. Other than a general, non-binding framework for delivering a branded service, we have not yet had any substantive discussions with AOL regarding the potential branded version. Consequently, the precise nature and form of any such branded version, including the potential cost to us of developing such a version, is difficult to ascertain and subject to substantial change. We have, however, tentatively established a revenue allocation for the branded service of 80% to AOL and 20% to us. If AOL elects to offer the branded service, it may request that we bill subscribers in the name of AOL, which, in that case, will receive directly all subscription revenues. Under those circumstances, we will receive payments from AOL equal to the lesser of 85% of our lowest monthly retail price, our lowest monthly wholesale price or a flat fee ranging from $34 per subscriber to $26 per subscriber based on the number of subscribers using the branded version. We also agreed to purchase $3 million in online advertising from AOL during the term of the agreement. In addition, concurrent with our initial public offering, AOL purchased an aggregate of $5 million of our common stock at a purchase price equal to the initial public offering price, less the underwriting discount.

CUSTOMERS

     We formally launched our wireless service in the United States in May 2000. Since the formal launch of our service, our subscriber base increased nearly six-fold to 34,000 subscribers at the end of 2000. We also launched our wireless service internationally in February 2001 through OmniSky International, the joint venture we formed last year with one of our principal stockholders, News Corporation. We began a three-month beta trial of our service in the United Kingdom in February with the assistance of BT Cellnet, an affiliate of BT Telecom, and expect to offer service in Germany and several other European countries by the end of 2001. At the end of 2000, we began several initiatives to extend our business into the enterprise market and to offer our applications and services to wireless carriers, hardware manufacturers, content providers and other third parties. While we have concluded several enterprise transactions, we do not have any material enterprise customers at this time. In addition, while we are actively engaged in discussions with various third parties regarding their purchase of applications and services from us, except for our relationship with AOL we do have any material agreements with such third parties to sell our applications and services to them.

RESEARCH AND PRODUCT DEVELOPMENT

     We continue to enhance the features and performance of our existing products. In addition, we are continuing to develop new products to meet our customers' expectations of ongoing innovation and enhancement within our product family. With our acquisition of NomadIQ, we increased our engineering staff to more than 90 people.

     Our ability to meet our customer's expectations depends on a number of factors, including our ability to identify and respond to emerging technological trends in our target markets, develop and maintain competitive products, enhance our existing products by adding features and functionality that differentiate them from those of our competitors and bring products to market on a timely basis and at competitive prices. Consequently, we have made, and we intend to continue to make, significant investments in research and product development.

     We use intellectual property from many sources, including software vendors, wireless network carriers and others with whom we work in providing our wireless applications and service. Much of the intellectual property that we use in the day-to-day operation of our business consists of trade secrets and know-how that our management and employees have developed over the years. We believe that our knowledge base of the Internet, wireless and handheld mobile device industries is one of our principal competitive advantages.

SYSTEMS AND TECHNOLOGY

     OUR PROPRIETARY M-COMMERCE SYSTEM

          By combining third party and internally developed software, we have developed a proprietary m-commerce system for providing information to, and taking Internet-based orders from, our subscribers in a secure manner. Our system runs on scalable, redundant servers that we own and have located in a third-party co-location facility.

     OUR CORPORATE EMAIL SOLUTIONS

          We launched one of our proprietary corporate email solutions, known as OS CorporateLink, in March 2001. OS CorporateLink allows our users to remotely and securely access corporate email as if those communications were being conducted from the users' desktop computer.

     OUR WIRELESS INTERNET INTERFACE

          Navigation tools. Our wireless Internet interface uses a tree-based navigational system, which resides on each user's mobile device. With our navigational system, users simply tap on one of our easily understood icons, or descriptive graphics, to immediately access Internet content, email messages or visit virtually any web site.

          Content updates. We maintain our content categories and information listings in our data center, which allows for constant and centralized updating of information for our users. Our users can update the content on their mobile devices when they synchronize their devices with their desktop computer. Our system enables users to maintain constant access to the latest list of content channels without having to incur long download times.

     SERVER ENHANCEMENTS

          Optimizing data. Mobile devices that use the Palm operating system employ a special software that is called a "web clipping" system. With the web clipping system, Internet content is compressed at a server for display on a mobile device. We have enhanced this system with a third-party data-optimization package that enables us to reduce the system's bandwidth usage and, by doing that, make response times faster on our users' mobile devices.

          Bookmarking content. We have developed a technology that allows any Internet content retrieved from our data centers to be dynamically bookmarked for easy access at a later time. This allows our users to customize our interface for their individual use so that they can more quickly and easily access Internet content that is most important to them.

          Email gateway. We have also developed a highly efficient email gateway for use on mobile devices. Our email gateway allows users to retrieve an entire email or simply preview the critical elements of their email, including the sender's name, a subject header and the first 500 characters of the email message, without the long download times commonly associated with large messages. Our gateway also allows users to forward attachments to a fax machine or to another email account.

     LOCATION-BASED APPLICATIONS AND SERVICES

          With our acquisition of NomadIQ in January 2001, we accelerated the development and introduction of location-based applications and services. During the second half of 2001, we expect to begin offering users the ability to:

     - Locate and access comprehensive and media-rich information about local restaurants, entertainment venues and other businesses as a function of their location;

     - View maps and receive directions from one location to another;

     - Connect with merchants online to complete a transaction with a local business;

     - Send a dinner or event invitation to another user, along with directions, and allow the other user to respond and input the information directly into the calendar on their mobile device; and

     - Engage in real-time chat and communications with friends and colleagues.

     We have filed for patent protection on certain of the wireless technologies that are used with our location-based applications and services.

MARKETING AND SALES

     We market and advertise our applications and services to increase public awareness of those applications and services, to establish brand recognition and to generate sales opportunities.

     MARKETING. We will continue seeking to expand our subscriber base, enhance the awareness of our applications and services and build our OmniSky brand through cooperative advertising with partners, direct marketing and online advertising.

     We are investing in programs and practices that we believe will help to minimize subscriber turnover, or churn, and establish our reputation for superior customer service. These programs and practices include:

     - the development of customer databases to help us track the needs of our subscribers;

     - ongoing communications with users through newsletters and other means;
       and

     - reward programs for sales generated by customer referrals.

     SALES. We sell our wireless services to individuals through our web site, a toll-free telephone service center and nearly 1,500 selected retailers including Staples, CompUSA, Fry's, J&R Electronics, AT&T Wireless and Verizon Wireless stores. We intend to continue to extend our sales reach by pursuing agreements with additional selected retail outlets, including stores operated by wireless telecommunications carriers and computer stores. We intend to provide outlets with ongoing training, merchandising and marketing support designed to drive traffic and sales to these outlets.

SIGNIFICANT SERVICE AND SUPPORT RELATIONSHIPS

     We believe that strengthening the following significant relationships with wireless network providers and software developers is one of the keys to our ability to provide a comprehensive wireless Internet experience.

     WIRELESS CARRIERS. AT&T Wireless Services and Verizon Wireless are the primary wireless network communications carriers for our service in the United States. To provide nationwide access for our wireless service across the country and also for redundancy purposes, we also have relationships with other wireless carriers, including Cingular and ALLTEL.

     SOFTWARE PROVIDERS. We use software from many sources, including customized and non-customized software applications. Two of the more important software providers for our wireless service are the following:

     Palm. Palm, Inc. manufactures the handheld mobile devices commonly referred to as Palm devices. We currently provide wireless service for the Palm V and Palm Vx devices. In August 1999, we issued 10 million shares of our Series A preferred stock to 3Com Corporation, the former parent of Palm, in consideration for a $7.0 million investment in us and a five-year, non-exclusive license, which expires in January 2005, to use Palm's operating system and web clipping technology which is an application that assists in modifying non-optimized content by reformatting text and automatically screening out graphics that would be unreadable on a handheld mobile device. We valued the license we received from Palm, for financial reporting purposes, at $500,000. Palm was a subsidiary of 3Com at the time of 3Com's investment. The license automatically renews for successive one-year terms after the initial term unless either party provides notice at least six months prior to the scheduled expiration date that it does not want to renew the agreement. The license may also be terminated for material breaches and other customary defaults. Other than non-material royalties and maintenance and support fees, we are not required to pay any additional fees to Palm for our license.

     Aether. Aether Systems, Inc. develops software and services for corporations seeking to make wireless data available to mobile workers and consumers. In August 1999, we issued 7 million shares of our Series A preferred stock and warrants to purchase an additional 3 million shares of our Series A preferred stock to Aether in consideration for a $2.5 million investment in us and a perpetual non-exclusive license to use Aether's wireless gateway middleware that supports our content access and transactions. We valued the license we received from Aether, for financial reporting purposes, at $5.25 million. Although the license is perpetual, it may be terminated if a material breach occurs which is not cured within 30 days after receipt of notice. Aether Technologies International, L.L.C. has licensed to us its Aether Intelligent Messaging software and documentation. We are not required to pay any additional fees to Aether for our license.

     Together with Aether, we have jointly developed and continue to enhance a technology that allows web sites that are not optimized for use and viewing on handheld mobile devices to be converted and viewed on the limited screen size of handheld mobile devices.

     We have also entered into a non-exclusive reseller arrangement with Aether that allows Aether to bundle our wireless services, for a fixed fee per subscriber, to Aether's customers within the United States for a period of five years. Our agreement with Aether provides that Aether will be solely responsible for all customer support and service, as well as for airtime charges. Our agreement with Aether does not contain provisions regarding termination of that relationship, but rather provides that Aether will resell our services on the same terms and conditions that we offer to other resellers.

BUSINESS OPERATIONS

     CUSTOMER SERVICE. We believe that high quality customer service and support are critical to attracting and retaining our subscribers. We also believe that high-quality customer support is an important component of the comprehensive applications and services that we can offer to third parties. We have engaged a customer service company to provide customer support for our users. This company provides us with approximately 60 dedicated customer service representatives providing customer and technical support every day of the week. We spend a significant amount of time training this customer service team to respond quickly and efficiently to inquiries and repair requests. In addition to seeking help through our toll-free call center, subscribers can email questions directly to our technical support staff or seek solutions through information and tutorials available on our web site.

     PRODUCT DELIVERY AND SERVICE ACTIVATION. We take orders for our wireless service and modems either through our call center, our web site or selected retailers. Orders received through our call center or web site are forwarded to our wireless fulfillment partner for shipment. Service orders and activation takes place through our web site or our call center. Once a service order is received, our automated activation system assigns an Internet protocol address to our subscriber's mobile device from one of our wireless network carriers, based on the location of our subscriber. That Internet protocol address provides each of our subscribers with an Internet identification that enables information, including content and emails, to be directed through the Internet to that subscriber. Our automated activation system then activates the address with the wireless network carrier and internal content delivery systems. Once our new subscriber receives the modem, downloads the necessary software from a CD-ROM that we provide onto their mobile device and activates service, our wireless service is ready for use.

     BILLING. We have outsourced our billing operations to a third party. We believe that this arrangement will allow us to rapidly grow our business without dedicating significant internal resources to the creation and maintenance of complicated billing systems. We bill our subscribers monthly, in advance of service, and charge our fees to our subscribers' credit cards. We also bill our subscribers for the purchase of their modems in the same way. We believe that advance billing for our wireless service reduces churn, lowers bad debt expense and increases cash flow.

SYSTEMS

     DATA AND NETWORK OPERATIONS CENTER. Aether, which is located in Owings Mills, Maryland, currently hosts one of our data network operations center, although we own all of the monitoring equipment and communications equipment that we co-locate in Aether's center. From the Aether data center, we maintain high speed data transmission lines, known as T-1 connections, to the Internet, third party vendors and the wireless network carriers that we use. The operations center is equipped with Cisco and Hewlett-Packard networking equipment, Sun Sparc UNIX servers and high-end clustered Microsoft Windows NT servers. The center is staffed and monitored 24 hours a day, seven days a week and is equipped with backup power supplies, including diesel-powered generators that are tested and serviced regularly. We also have a data center located in Northern California that provides similar services.

     To help ensure that we provide our subscribers with high availability of service, we have a network operations center in Houston, Texas. At our network operations center, we are able to monitor, in real-time, as if we were physically located at our data centers, the entire network system, including our connections to the Internet, our content providers, third party vendors and our wireless network carriers. As our subscriber base grows, we intend to acquire additional data center capacity to ensure continued high quality service.

     WIRELESS NETWORKS. Through our arrangements with wireless network carriers, we are able to provide our subscribers with wireless service throughout the United States. We purchase wireless network capacity for our service through a number of wireless carriers, including AT&T Wireless Services and Verizon Wireless.

     MODEM MANUFACTURER. We have an agreement with Novatel Corporation to provide wireless modems for our service. Novatel's Minstrel V wireless modem was specifically designed for use with the Palm V and Palm Vx handheld mobile devices and our wireless service. Under our agreement with Novatel, we had a right to acquire 100,000 wireless modems built by Novatel for such Palm devices. Our agreement with Novatel has expired by its terms. We have discussed and are continuing to discuss with Novatel modifications to, and extension of, the agreement, including the purchase of modems for new handheld mobile devices that are expected to come to market. No definitive agreements have been reached regarding those matters.

     We have signed an agreement with Tellus Technology Incorporated to provide a wireless modem for the Handspring Visor. Under our agreement with Tellus, we have a right to acquire 25,000 wireless modems. However, we have not yet tested a prototype of the wireless modem, and we have the right to terminate the agreement should the prototype not satisfy our product tests. If we accept the prototype, which has not been delivered, we are obligated to purchase 10,000 wireless modems at an aggregate purchase price of $1,750,000.

INTERNATIONAL JOINT VENTURE

     We formed OmniSky International as a joint venture with News Corporation in April 2000 to pursue international opportunities for our business outside of the United States. We and News Corporation each have a 50% ownership interest in OmniSky International and equal representation on its board of directors. Through December 31, 2000, we had each contributed $5 million to the joint venture. In the first quarter of 2001, we each contributed an additional $6.5 million. As part of our commitment to the joint venture, we are also providing OmniSky International with use of certain of our technology and know-how without charge to allow it to develop its business, and News Corporation has agreed to provide OmniSky International with content at preferred rates. We have appointed OmniSky International's chief executive officer, while News Corporation has appointed its chief financial officer. Neither party to the joint venture is obligated to provide any further funding to the joint venture nor is either party permitted to dispose of its interest in the joint venture without the consent of the other party. The terms of the joint venture do not impose any exclusivity obligations on either us or News Corporation, so that if we or News Corporation determine in good faith that it would be inappropriate to conduct business in any particular market through the joint venture, then either party is permitted to conduct business in that market independent of the joint venture. We committed to spend $30 million over the next five years for advertising with News Corporation's affiliates in the United States.

     During February 2001, we launched the OmniSky International service in the United Kingdom, ahead of our original schedule. We believe that OmniSky International's service represents the first integrated wireless email and Internet service available for mobile devices in Europe. BT Cellnet, an affiliate of British Telecom, has agreed to provide airtime in the United Kingdom to OmniSky International subscribers during a three-month beta trial over its GSM network. We anticipate launching the service in other European countries, including Germany, during 2001. International subscribers have access to the same applications and services as subscribers in the United States, including access to localized content.

COMPETITION

     The market for wireless Internet and data services is becoming increasingly competitive. The adoption of open industry standards in the wireless data communications market may make it easier for new market entrants and existing competitors to introduce services that compete against ours. We developed our wireless service using mostly standard industry development tools. Many of our agreements with wireless network carriers, mobile device manufacturers and content providers are non-exclusive. Our competitors, therefore, may use many of the same products and services in competition with us. Given time and capital, competitors could provide services that are similar in nature to our wireless service.

     We currently compete primarily on the basis of the functionality, breadth, quality and price of our wireless applications and service and expect to continue to do so in the future. We believe that we compete favorably compared to our current competitors with respect to these factors. Many of our existing and potential competitors have substantially greater financial, technical, marketing and distribution resources than we do. Many of these companies may also have greater name recognition and more established relationships with our target market. Furthermore, these competitors may be able to adopt more aggressive pricing policies and offer customers more attractive terms than we can.

     Some of our current competitors include companies with whom we work today in providing our wireless service, including Palm through its Palm.net wireless service, AT&T Wireless Services and Verizon Wireless. At some point in the future, other companies with whom we work could decide to provide a wireless service similar, and in competition with, ours.

     Some of our other current competitors include:

     - wireless Internet service providers, such as GoAmerica;

     - handheld mobile device manufacturers, such as Research in Motion;

     - wireless network carriers like Sprint PCS; and

     - application service providers like Openwave Systems.

     Some of our future competitors could include:

     - mobile interfaces like NTT DoCoMo's iMode;

     - wireless application service providers like 724 Solutions, Dynamic Mobile Data, InfoSpace, and Wireless Knowledge, a joint venture of Microsoft and Qualcomm;

     - mobile data management and communications software providers like
       AvantGo!;

     - traditional Internet service providers like AOL Time Warner Inc., EarthLink and Prodigy; and

     - web interfaces such as Yahoo!, Excite and Lycos.

GOVERNMENT REGULATION

     We are not currently subject to direct federal, state or local government regulation, other than regulations that apply to businesses generally. The wireless network carriers we contract with to provide airtime are subject to regulation by the Federal Communications Commission, or FCC. In addition, Internet services currently are exempt from access charge payments. Any limitation on, or termination of, that exemption could significantly increase the costs associated with our purchase of wireless airtime. In addition, to the extent that the FCC introduces new regulations that affect any of our wireless carriers in any way, or if new interpretations of existing FCC regulations occur through administrative or court proceedings that affect any of our wireless carriers, we could also be derivatively affected by those changes. We could also be adversely affected by developments in regulations that govern or may in the future govern the Internet, the allocation of radio frequencies or the placement of cellular towers that transmit our wireless service. Changes in these regulations could also create uncertainty in the marketplace that could reduce demand for our wireless applications and services or increase the cost of doing business.

     We currently do not collect sales or other taxes with respect to the sale of services or products in states and countries where we believe we are not required to do so. We do collect sales and other taxes in the states in which we have offices and are required by law to do so. We continually monitor the laws and regulations of the jurisdictions in which we conduct business to assess whether we are required to collect sales or other taxes. It is not, however, always clear as to how certain statutes and regulations apply to Internet-based services, and we cannot be certain that interpretations of existing statutes and regulations may not change in the future or that we and our advisors have correctly interpreted these statutes and regulations. One or more jurisdictions have sought to impose sales or other tax obligations on companies that engage in online commerce within their jurisdictions. A successful assertion by one or more jurisdictions that we should collect sales or other taxes on our products and services, or remit payment of sales or other taxes for prior periods, could have a material adverse effect on our business, financial condition or results of operations. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could also have an adverse effect on our business.

EMPLOYEES

     As of December 31, 2000, we had a total of 198 full-time employees in the following groups:

Engineering, development and operations.....................   92
Sales and marketing.........................................   62
General and administrative..................................   44
                                                              ---
                                                              198
                                                              ===

     With our acquisition of NomadIQ in January, we added 51 full-time employees, including 44 engineering, development and operations staff.

     None of our employees is covered by a collective bargaining agreement. We believe that our relations with our employees are good.

FACTORS AFFECTING FUTURE RESULTS

     FACTORS RELATED TO OUR BUSINESS

WE HAVE A LIMITED OPERATING HISTORY, HAVING LAUNCHED OUR WIRELESS SERVICE NATIONALLY IN MAY 2000 AFTER SEVERAL MONTHS OF BETA TESTING. IT MAY, THEREFORE, BE DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND FUTURE PROSPECTS.

     We founded our company in May 1999 and formally launched our wireless service nationally in May 2000. As a result of our limited operating history, your evaluation of our business is more difficult. Since we have limited meaningful historical data upon which to base our planned operating expenses, and since our wireless service is still relatively new, it is difficult for us and for you to assess whether our business will be profitable or whether we will be able to adjust our business model to meet the demands of our users and customers over time. When making an investment decision regarding our common stock, you should consider the risks, expenses and difficulties that may be encountered or incurred by us as a young company in a new and rapidly evolving market.

IF WE DO NOT HAVE SUFFICIENT CAPITAL TO FUND OUR OPERATIONS, WE MAY BE FORCED TO DISCONTINUE PRODUCT DEVELOPMENT, REDUCE SALES AND MARKETING EFFORTS OR FOREGO ATTRACTIVE BUSINESS OPPORTUNITIES.

     We believe that our cash and cash equivalents, together with vendor, bank and partner financing that we are seeking, will provide sufficient capital to fund our operations for at least the next 12 months if our assumptions about our revenues and expenses are generally accurate. Since we have a limited operating history, however, we cannot be certain that those assumptions will prove to be accurate. Our actual funding requirements may differ materially as a result of many factors, including the development of new products and technologies and the continued growth of the company. We anticipate requiring additional funds within the next 12 to 24 months to continue the development and operation of our business. We do not expect to be profitable in the next 12 months, so we will likely need to raise additional funds in the future through public or private financings or other similar arrangements. Additional financing may not be available on acceptable terms, if at all, and the inability to obtain that financing could adversely affect the continued operation of our business. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities or securities convertible into equity to raise funds, the percentage ownership of our existing stockholders will be reduced.

WE HAVE MODIFIED OUR BUSINESS STRATEGY TO FOCUS MORE ON THE ENTERPRISE AND APPLICATION SERVICES MARKETS. PENETRATING THESE MARKETS REQUIRES MARKETING, PRODUCT DEVELOPMENT AND OTHER EFFORTS THAT MAY BE DIFFERENT FROM THE APPROACHES THAT WE PURSUED WHEN SELLING OUR SERVICE DIRECTLY TO INDIVIDUALS. OUR ABILITY TO PENETRATE THE ENTERPRISE AND APPLICATION SERVICES MARKETS IS UNTESTED AND WE MAY BE UNABLE TO DO SO IN A PROFITABLE AND TIMELY MANNER.

     We had 34,000 subscribers for our service at the end of 2000, nearly all of which were mobile professionals who had purchased our service through the retail channels or from our Web site. At the end of 2000, we began several initiatives to extend our business into the enterprise market and to offer our applications and services to wireless carriers, hardware manufacturers, content providers and other third parties. That extension of our business requires that we modify in some respects our marketing, product development and related efforts to more properly align our resources with the needs of those potential customers. While we have entered into several enterprise transactions, we do not have any material enterprise customers at this time. In addition, while we are actively engaged in discussions with various third parties regarding their purchase of applications and services from us, except for our relationship with AOL we do not, at this time, have any material agreements with such third parties to sell our applications and services to them.

WE HAVE A HISTORY OF LOSSES SINCE OUR FORMATION, EXPECT TO INCUR SIGNIFICANT OPERATING EXPENSES AND LOSSES IN THE FUTURE AS WE ROLL-OUT OUR WIRELESS APPLICATIONS AND SERVICE AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

     We have never been profitable, and if we continue to incur net losses, our stock price will likely suffer. Through December 31, 2000, we had generated only $11.1 million of revenues and had an accumulated deficit of approximately $125.4 million. We have incurred increasing losses and had an operating loss for the year ended December 31, 2000 of ($121.6) million and an earnings (loss) before interest, taxes, depreciation and amortization (including amortization of deferred stock compensation) ("EBITDA") of $(95.9) million for that same period. We expect to continue to incur losses and to have negative EBITDA on a quarterly and annual basis until the end of 2002. We also anticipate that our expenses will increase as we continue to increase our sales and marketing efforts, expand our research and development programs, extend our wireless applications and service to new platforms and devices and enhance our administrative operations. Since we have only limited experience in managing our business, these efforts may prove more expensive than we currently anticipate. We cannot predict if we will ever achieve profitability and if we do, we may not be able to sustain or increase our profitability.

IF WE ARE UNABLE TO INCREASE SUBSTANTIALLY THE NUMBER OF OUR SUBSCRIBERS IN THE FUTURE, WE WILL BE UNABLE TO GENERATE THE INCREASED REVENUE NECESSARY TO ACHIEVE PROFITABILITY.

     We will have to increase substantially the number of our subscribers in order to achieve profitability. In addition to increasing our subscriber base, we will have to limit the number of subscribers who deactivate our service. Adding new subscribers will depend to a large extent on the success of our marketing campaigns and the future development by manufacturers of mobile devices that support our wireless service and that are widely accepted by consumers. Limiting the number of customer deactivations requires that we provide our subscribers with a favorable and cost-effective experience in using our wireless service. Our subscribers' experience may be unsatisfactory to the extent that our service malfunctions or our wireless interface, customer care efforts or other aspects of our wireless service do not meet our subscribers' expectations.

WE INTEND TO CONSOLIDATE OUR OPERATIONS INTO A SINGLE LOCATION IN SAN FRANCISCO. AS A RESULT OF THAT CONSOLIDATION, WE WILL NEED TO SUBLEASE OUR EXISTING LEASED FACILITIES. OUR INABILITY TO SUBLEASE OUR EXISTING LEASED FACILITIES IN A TIMELY MANNER, AND ON TERMS THAT ARE FAVORABLE TO US, COULD ADVERSELY AFFECT OUR FINANCIAL POSITION.

     We intend to consolidate all of our United States operations into a single office location in San Francisco in April 2001. We intend to sublet a portion of that facility and all of our existing leased space in Palo Alto, California. Unless our landlords relieve us from our obligations under those leases, we will remain responsible for the payments on those leases. We have begun to market our leased space, but we cannot be certain that we will be able to obtain a creditworthy subtenant in a timely manner, or that we will be able to sublease our space on terms that will allow us to fully cover all our of leasing costs and expenses. If we are unable to do that, and if we are required to make lease payments for our San Francisco office, as well as for our facilities in Palo Alto, our financial condition would be adversely affected.

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

OUR BUSINESS DEPENDS ON THE COMPATIBILITY OF THE WIRELESS MODEMS USED TO RECEIVE OUR WIRELESS SERVICE WITH MOBILE DEVICES. CURRENTLY, WE ONLY OFFER A WIRELESS MODEM COMPATIBLE WITH THE PALM V AND PALM VX AND HANDSPRING PLATINUM AND PRISM MOBILE DEVICES. IF THE FORMS OF THE MOBILE DEVICES ON WHICH WE PROVIDE SERVICE OR THE METHODS BY WHICH THE MODEM CAN BE ATTACHED TO THOSE DEVICES CHANGE, WE MAY INCUR SIGNIFICANT COSTS TO MAINTAIN THE COMPATIBILITY OF THE WIRELESS MODEMS WITH THOSE DEVICES.

     In order to use our wireless service, our subscribers must attach their mobile device to a wireless modem. At this time, the wireless modems we offer are compatible only with the Palm V and Palm Vx and Handspring Platinum and Prism mobile devices. Some manufacturers of mobile devices, such as Hewlett Packard and Compaq, offer their own wireless modem for their devices. If we are unsuccessful in our efforts to become compatible with mobile devices introduced in the future, our business may fail. We do not have an agreement with any of the mobile device manufacturers regarding the compatibility of the wireless modem that our subscribers use with their devices. We have designed and developed the modems that we principally rely upon at this time with the assistance of Novatel Wireless Inc., an independent modem manufacturer. Mobile devices evolve quickly and can become obsolete in a short period of time. For example, since the introduction of the Palm V and Palm Vx, Palm has introduced the Palm VII, the m100 and the m500 series of devices and is likely to continue to introduce new versions of its mobile devices with which the wireless modems we currently use are not compatible. In order to make the wireless modem compatible with devices of other mobile device manufacturers, we will need to develop or have developed new modems and arrange for their manufacture. To the extent that manufacturers of mobile devices, including Palm, Handspring and Hewlett-Packard, change the form of their mobile devices or modify the serial ports by which the modem attaches, we may need to modify the wireless modems we use to maintain the compatibility of our wireless service with these mobile devices. Any modification to the wireless modems we use may involve significant research and development and production costs as well as long lead-times resulting in lost revenue.

WE CURRENTLY RELY ON ONE SUPPLIER FOR THE WIRELESS MODEMS THAT OUR SUBSCRIBERS NEED TO RECEIVE OUR WIRELESS SERVICE ON THE PALM V AND VX AND HANDSPRING PLATINUM AND PRISM. IF THAT SUPPLIER IS UNABLE TO TIMELY MEET OUR NEEDS, OUR ABILITY TO EXPAND OUR SUBSCRIBER BASE WILL BE SEVERELY LIMITED AND WE WILL LOSE REVENUE.

     Novatel Wireless, Inc. is currently the single source of supply for the wireless modems that our subscribers require to receive our wireless service on the Palm V and Vx and Handspring Platinum and Prism. Any difficulties encountered by our supplier that result in product defects or poor quality, production delays, cost overruns, or the inability to fulfill orders or provision modems on a timely basis would hurt our reputation, result in loss of revenue and limit our ability to expand our subscriber base. If we cannot obtain an adequate supply of wireless modems, we will be unable to timely deliver our wireless service to subscribers. We are currently in discussions with Novatel regarding a new supply agreement, although no definitive agreement has been reached.

WE RELY ON LICENSED TECHNOLOGY TO PROVIDE OUR SUBSCRIBERS WITH ACCESS TO NON-OPTIMIZED CONTENT. OUR FAILURE TO MAINTAIN THOSE LICENSES COULD CAUSE US TO INCUR SIGNIFICANT EXPENSE AND TIME DELAYS TO FIND REPLACEMENTS FOR THOSE TECHNOLOGIES, WHICH COULD SERIOUSLY HARM OUR BUSINESS.

     We rely on technologies that we have licensed from Palm and Aether Systems, Inc. to provide our subscribers with access to content that has not been optimized for use on mobile devices, which we believe is an important aspect of the wireless service that we provide. If we did not have those licenses, we would not be able to deliver non-optimized content to our subscribers without finding replacements for those technologies. While we believe that we could find replacement technologies, we might not be able to obtain those technologies on terms and conditions that are as favorable to us as our current arrangements with Palm and Aether. Our license agreement with Palm for its technology that helps to modify non-optimized content, which is known as its "web clipping technology," expires in 2005, with automatic one year renewals if neither party objects at least six months prior to the scheduled expiration date. The Palm license may also be terminated for material breaches and other customary defaults. Our license with Aether for its pertinent technology is perpetual but may be terminated if a material breach occurs which is not cured within 30 days after receipt of notice. Both of those licenses are non-exclusive.

WE DO NOT YET SUPPORT ALL INTERNET EMAIL PROTOCOLS. POTENTIAL SUBSCRIBERS MAY DECIDE NOT TO USE OUR SERVICE IF WE DO NOT SUPPORT THE EMAIL SYSTEMS THAT THEY ARE CURRENTLY USING, WHICH COULD LIMIT OUR SUBSCRIBER GROWTH OVER TIME.

     Our subscribers have access, through our service, to "post office protocol 3," or POP3, email accounts that they may have with other Internet service providers, as well as email accounts that our subscribers may have with companies such as Yahoo! and AOL. We will also support the Internet email protocol known as "IMAP" by the second half of 2001. Individuals who rely on Internet email protocols such as "MAPI," which is a different Internet protocol for sending and receiving email, will not be able to access those email accounts through our service without the benefit of additional specialized software. As a result, potential subscribers who do not use POP3 email accounts, or, by the second half of 2001, IMAP-based email accounts, or who do not have accounts with Yahoo! or AOL, may be less likely to subscribe to our service. Although we expect over time to support many Internet email protocols, our current lack of support for some Internet email protocols could inhibit our subscriber growth and adversely affect our revenue growth over time.

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

     In designing, developing and supporting our wireless service, we rely on third parties to provide many of the products and services that are essential to delivering our wireless service. As a result of the critical business functions performed for us by third parties, we may have less control over our results of operations than if we performed all of those functions by ourselves. We rely on:

     - a third party billing and customer support company to bill our subscribers and to provide a significant portion of our customer support;

     - a third party provisioning and warehouse support company to provision and warehouse modems for use with our service;

     - Aether, one of our principal stockholders, to host our data center and co-locate our monitoring equipment; and

     - many content providers and content aggregators to provide us with the Internet data and content that we make available, on a modified basis, to our subscribers.

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

     We have grown from 25 employees as of December 31, 1999 to 198 as of December 31, 2000. During that period, we also began to introduce new internal accounting systems, began to prepare for the national launch of our wireless service, which included testing various technologies and coordinating the national media campaign for our wireless service, leased additional office space and undertook many other initiatives in connection with the ongoing development of our business. Our growth has placed, and any further growth is likely to continue to place, a significant strain on our management and resources. Our ability to achieve and maintain profitability will depend on our ability to manage our growth effectively, implement and expand operational and customer support systems and hire additional personnel. We may not be able to augment or improve existing systems and controls or implement new systems and controls to respond to any future growth. We may also face difficulties integrating and collecting information from third-party providers that we need to manage our business effectively. In addition, future growth may result in increased responsibilities for our management personnel, which may limit their ability to effectively manage our business.

OUR SUBSCRIBERS MUST INSTALL OUR USER INTERFACE ON THEIR MOBILE DEVICES TO RECEIVE OUR WIRELESS SERVICE. IF THAT USER INTERFACE CONTAINS DEFECTS OR ERRORS, OUR REPUTATION WOULD BE ADVERSELY AFFECTED.

     Our wireless service depends on software in our network and a user interface that is installed on our users' mobile devices. The technology necessary to support our wireless service is complex and must meet stringent technical requirements. Services that are as complex as ours are likely to contain undetected errors or defects, especially when first introduced or when new versions are released. In addition, our user interface may not properly operate when integrated with the systems of our subscribers and content providers, or when used to deliver services to a large number of our subscribers.

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

     We provide our subscribers with unlimited Internet access for a fixed monthly fee. To the extent our cost of providing unlimited Internet access to a subscriber exceeds the fixed monthly fee that we charge, we may experience negative gross margins, which negatively impacts cash flows. We have historically experienced negative gross margins to date, but because of our limited operating history, these negative gross margins have not materially affected our results of operations. However, if we are unable to generate positive gross margins in the future, our cash flows from operations would be negatively impacted, and we would be unable to achieve profitability. Our costs depend in large part on the fees we pay to wireless carriers for transmitting our wireless service over their networks. Wireless carriers currently charge us based on the aggregate usage per month of our subscribers. One rate is charged to us while our subscribers are in their home market and a significantly higher rate is charged to us as our subscribers travel outside of their home market and incur roaming fees. Our pricing strategy contemplates that many of our subscribers will be usage-intensive subscribers and/or travel frequently outside of their home market. However, our business is new, and we have little historical experience with which to predict usage patterns of our subscribers. If we fail to accurately predict subscribers' usage patterns outside of their home market, we may incur higher than expected roaming fees and increased costs of providing our service. The operating systems that we currently use to monitor airtime charges do not permit us to timely and effectively respond to changes in volume and geographic location of subscriber usage. Our inability to make timely changes in our overall use of airtime could directly affect our costs. While we may look to acquire or develop automated control systems to help us manage our airtime usage, we may not be able to do so in the near term on a cost-effective basis. Even if we do obtain those systems, we still may not be able to effectively monitor all subscriber usage or to improve our gross margins.

WE OFFER OUR SUBSCRIBERS AN UNCONDITIONAL 30-DAY CUSTOMER REFUND PERIOD DURING WHICH THEY MAY CANCEL OUR WIRELESS SERVICE WITHOUT ANY COST TO THEM, ALTHOUGH WE MAY STILL INCUR SHIPPING AND OTHER COSTS THAT WE CANNOT RECOVER.

     We offer our subscribers an unconditional 30-day customer refund period within which they may test our wireless service without obligation. At the end of this period, subscribers may cancel our wireless service and receive a complete refund of their service charge. If they purchased a modem from us they would also be entitled to return the modem to us and receive a refund on their purchase price. We incur a significant amount of shipping and other product fulfillment costs in connection with such service cancellations that we will not be able to recover. Consequently, the higher the rate of service cancellation, the greater the adverse effect will be on our gross margins.

WE COMPETE WITH PALM, INC., ON WHOM WE RELY FOR TECHNOLOGY NECESSARY TO PROVIDE OUR SUBSCRIBERS WITH ACCESS TO NON-OPTIMIZED CONTENT. LICENSING TECHNOLOGY FROM A COMPETITOR COULD PLACE US AT A COMPETITIVE DISADVANTAGE IF, IN THE FUTURE, PALM DOES NOT PROVIDE US ACCESS TO NEW TECHNOLOGIES AND NEW PALM DEVICES.

     We compete with Palm.Net, a service provided by Palm, Inc. To provide our subscribers with access to non-optimized content, we have licensed from Palm its web clipping technology which is an application that assists in modifying non-optimized content by reformatting text and automatically screening out graphics that would be unreadable on a mobile device. Although we have a license to use that technology for an initial five-year period, the fact that we license that technology from a competitor could place us at a competitive disadvantage. Palm, for instance, could develop other more effective technologies to which we would not have access. In addition, since our business currently depends on the compatibility of our wireless modem with the

Palm V and Palm Vx mobile devices, and since it is important that we engineer the wireless modems that we use so that they easily attach to Palm's devices, we face a competitive disadvantage in that we may not learn of changes to the Palm family of mobile devices, including possibly the form of those devices, until their commercial release. That advantage could allow Palm.Net to provide service on a device much earlier than we otherwise might be able to do.

WE EXPECT, OVER TIME, TO DERIVE A PERCENTAGE OF OUR REVENUES FROM ADVERTISING, SPONSORSHIPS AND MOBILE E-COMMERCE TRANSACTIONS. IF WE ARE UNABLE TO GENERATE REVENUES FROM ADVERTISING, SPONSORSHIPS AND MOBILE E-COMMERCE TRANSACTIONS IN THE FUTURE, OUR REVENUE GROWTH COULD BE IMPAIRED.

     We expect, over time, to derive a percentage of our revenues from advertising, sponsorships and mobile e-commerce transactions. For the year ended December 31, 2000, we did not record any revenues from advertising or mobile e-commerce and recorded approximately $600,000 from sponsorships. Although we expect in the future to continue to derive a substantial portion of our revenues from our subscribers' fixed monthly fees and from fees paid by third parties such as wireless carriers, and do not expect to be dependent on revenues from advertising, sponsorships or mobile e-commerce transactions to achieve profitability, we do expect that revenues from advertising, sponsorships, and mobile e-commerce could become important to us over time. If we are unable to generate revenues from advertising, sponsorships and mobile e-commerce transactions in the future, our revenue growth could be impaired, which could reduce the amount of cash that we would have available to spend on sales and marketing, research and development programs and administrative operations. We have not yet begun serving advertisements to our subscribers and have not yet determined the specific advertising strategy that we intend to adopt or whether our subscribers will be receptive to receiving advertising through our service. The recent general decline in advertising spending by companies is also likely to slow or materially delay our ability to generate any revenues from these sources.

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

     We developed our wireless applications and service using mostly standard industry development tools. Many of our agreements with wireless network carriers and content providers, and our agreement with Palm, are non-exclusive. Our competitors, therefore, may be able to use many of the same products and services in competition with us. In addition, our competitors may market their products and services more effectively than we do, which could decrease demand for our product and cause our revenue to decline. Currently, some of our competitors include:

     - Research in Motion, a provider of wireless email;

     - GoAmerica, a wireless Internet service provider; and

     - wireless and other network service providers, such as Sprint PCS.

     We may also face competition in the future from established companies, including popular web interfaces, wireless application service providers and wireless network carriers, who have not previously entered the market for wireless Internet and data services.

WE HAVE HISTORICALLY SUBSIDIZED THE PURCHASE BY OUR SUBSCRIBERS OF THE WIRELESS MODEMS THAT ARE NECESSARY TO RECEIVE OUR WIRELESS SERVICE. THOSE SUBSIDIES HAVE ADVERSELY AFFECTED OUR GROSS MARGINS AND MAY CONTINUE TO DO SO.

     To help market our wireless service, we have historically sold wireless modems to our subscribers at prices that were below the costs that we paid to the manufacturer of those devices. We may continue to subsidize modem purchases to attract new subscribers. Providing our subscribers with wireless modems at prices below our costs would have an adverse effect on our gross margins.

WHILE WE CONTINUE TO SELL OUR SERVICE TO INDIVIDUALS THROUGH RETAIL CHANNELS, WE EXPECT THAT OUR QUARTERLY OPERATING RESULTS WILL BE SUBJECT TO FLUCTUATIONS AND SEASONALITY. IF WE FAIL TO MEET THE EXPECTATIONS OF SECURITIES ANALYSTS OR INVESTORS, OUR SHARE PRICE MAY DECREASE SIGNIFICANTLY.

     Our revenues may be lower in the second and third quarters of the year. This weakness may be due to the fact that our wireless service has been highly consumer-oriented, and consumer buying is traditionally lower in these quarters. We also anticipate timing our marketing campaigns to coincide with relatively higher consumer spending in the first and fourth quarters, which would contribute to these seasonal variations. In addition, as we expand our operations, we expect that our operating expenses, particularly our sales, marketing and research and development costs, will continue to increase. If revenues decrease and we are unable to reduce those costs rapidly, our operating results would be adversely affected. Over the next several quarters we expect expenses to grow more rapidly than revenues, which will hurt our quarterly operating results. As a result of seasonality and increasing operating expenses, our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the price of our stock would likely decline.

WE BELIEVE THAT WE NEED TO DEVELOP MARKET AWARENESS OF OUR WIRELESS SERVICE TO ACHIEVE PROFITABILITY. IF WE FAIL TO DEVELOP THAT MARKET AWARENESS, WE MAY NEVER ACHIEVE PROFITABILITY.

     If we are unable to develop market awareness of our wireless applications and service, we may not be able to increase our revenues by the amount necessary to achieve profitability. For the year ended December 31, 2000, we incurred approximately $47 million in advertising expenses. We intend to invest significantly in promoting our applications and services, over time, which will require us to continue to spend on sales and marketing. We have also committed in connection with our international joint venture with News Corporation to spend $30.0 million, in the aggregate, through 2005 for advertising services with News Corporation's affiliates in the United States. At December 31, 2000, approximately $0.6 million had been spent. Likewise, we committed to spend $3.0 million for interactive advertising over the next two years with AOL. At December 31, 2000, approximately $0.9 million had been spent. We may not be successful in our efforts to promote our brand.

WE MAY SEEK TO ACQUIRE TECHNOLOGIES OR COMPANIES IN THE FUTURE TO DEVELOP OUR BUSINESS. THESE ACQUISITIONS COULD DISRUPT OUR BUSINESS AND DILUTE OUR INVESTORS' HOLDINGS.

     In January 2001, we completed the acquisition of NomadIQ Ltd, our first acquisition. We may acquire additional technologies or companies in the future to further develop our business. Entering into an acquisition entails many risks, any of which could materially harm our business, including:

     - diversion of management's attention from other business concerns;

     - failure to effectively integrate the acquired technology or company into our business;

     - the loss of key employees from either our current business or the acquired business; and

     - assumption of significant liabilities of the acquired company.

     Our investors' holdings will be diluted if we issue equity securities or securities convertible into equity in connection with any acquisition.

ANY OF OUR KEY EMPLOYEES COULD TERMINATE THEIR EMPLOYMENT WITH US AT ANY TIME.

     We depend in large part on the continued services and performance of our senior management team and other key personnel. The loss of any member of our senior management team, particularly Patrick McVeigh, our Chairman and Chief Executive Officer, would adversely affect us and impair our ability to achieve our business objectives. We do not currently have employment agreements with any of our officers or employees.

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

A PROLONGED DEPRESSION IN OUR STOCK PRICE COULD MAKE IT DIFFICULT FOR US TO RETAIN AND RECRUIT QUALIFIED PERSONNEL.

     A major part of the compensation received by our employees is in the form of stock option grants. We cannot assure you that we will be able to retain existing personnel if our stock price is near or below their option exercise prices for a prolonged period. Moreover, a prolonged depression in our stock price may make our company less attractive to potential employees in which case we would have difficulty recruiting additional qualified personnel. Recent volatility in the stock markets has exacerbated these concerns.

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

WE HAVE BEEN SUED FOR INTELLECTUAL PROPERTY INFRINGEMENT. THIS LAWSUIT AND ANY FUTURE LAWSUITS ALLEGING INFRINGEMENT OF THIRD PARTY INTELLECTUAL PROPERTY COULD RESULT IN SIGNIFICANT EXPENSES FOR LITIGATION OR FOR DEVELOPING OR LICENSING NEW TECHNOLOGY.

     On February 5, 2001, we were served, along with several other technology companies, with a complaint alleging that encryption technology we have licensed from third parties and incorporated into our service infringes third party patents. In addition, claims may be asserted in the future alleging that our current or future services infringes on third party intellectual property rights. While we believe we and the licensor of the encryption technology incorporated into our service have meritorious defenses to the current complaint against us, and intend to vigorously defend against the allegations, defending these types of claims, whether they are with or without any merit or whether they are resolved in favor of or against us or our licensors, may be costly and divert management's attention and resources. We cannot predict whether third parties will assert these types of claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. As a result of these disputes, we may have to develop costly non-infringing technology, or enter into licensing agreements. These agreements, if necessary, may not be available on terms acceptable to us, or at all, which could increase our expenses or make our service less attractive to customers.

WE MAY BE SUBJECT TO LIABILITY CLAIMS THAT COULD RESULT IN SIGNIFICANT COSTS.

     We may be subject to claims for damages related to any errors in our wireless service, including hardware manufactured for us by third parties and failures to complete m-commerce transactions over our wireless service. A major liability claim could materially adversely affect our business because of the costs of defending against these types of lawsuits, diversion of key employees' time and attention from the business and potential damage to our reputation. Our license agreements with customers contain provisions designed to limit exposure to potential liability claims. Limitation of liability provisions contained in our license agreements may not be effective under the laws of some jurisdictions. As a result, we could be required to pay substantial amounts of damages in settlement or upon the determination of any of these types of claims.

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

ALTHOUGH WE HAVE FORMED AN INTERNATIONAL JOINT VENTURE WITH NEWS CORPORATION TO PURSUE INTERNATIONAL BUSINESS OPPORTUNITIES, NEITHER NEWS CORPORATION NOR OMNISKY IS EXCLUSIVELY OBLIGATED TO PURSUE THOSE OPPORTUNITIES THROUGH THE JOINT VENTURE.

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

WE EXPECT OUR JOINT VENTURE TO EXPERIENCE MANY BARRIERS AS IT ROLLS OUT WIRELESS SERVICE IN EUROPE AND ASIA.

     To date, we have derived nearly all of our revenues from sales to subscribers in the United States. We plan to expand our international operations in the future, principally through a joint venture that we formed with News Corporation. In February 2000, the international joint venture launched a beta service in the United Kingdom. We expect to face many barriers when competing in various countries in Europe and Asia, including:

     - costs of customizing products for foreign countries;

     - restrictions on the use of technology;

     - dependence on local vendors;

     - difficulties in protecting intellectual property rights;

     - compliance with multiple, conflicting and changing governmental laws and regulations and potential political instability;

     - foreign currency fluctuations;

     - locally-based competitors who are more familiar with local interests and practices;

     - financing our international business opportunities; and

     - import and export restrictions and tariffs.

     FACTORS RELATED TO OUR INDUSTRY

OUR BUSINESS WILL NOT GROW IF USE OF THE INTERNET AND WIRELESS TECHNOLOGIES DOES NOT CONTINUE TO GROW OR IF CAPACITY CONSTRAINTS HINDER GROWTH IN USAGE.

     Our future revenue growth is substantially dependent on continued growth in the use of the Internet and wireless technologies. Our business may be adversely affected if the number of users on the Internet does not increase, if commerce over the Internet does not become more accepted and widespread or if the adoption of wireless technologies is significantly delayed. The use and acceptance of the Internet and wireless technologies may not increase for a number of reasons, including the cost and availability of that Internet access and those wireless technologies.

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

OUR BUSINESS WILL NOT GROW IF THE USE OF WIRELESS APPLICATIONS AND SERVICES DOES NOT CONTINUE TO GROW.

     The markets for wireless applications and services and related products are still evolving, and continued growth in demand for, and acceptance of, these services remains uncertain. Our product depends on the acceptance by consumers of wireless services and Internet-enabled devices. Current barriers to market acceptance of these services include cost, reliability, platform and distribution channel constraints, functionality and ease-of-use. We cannot be certain that these barriers will be overcome. Since the market for our wireless applications and services is new and evolving, it is difficult to predict the size of this market or its future growth rate, if any. We cannot assure you that a sufficient volume of subscribers will demand wireless services on mobile devices. If the market for wireless applications and services grows more slowly than currently anticipated, our revenue may not grow.

     OTHER FACTORS

OUR EXISTING STOCKHOLDERS HOLD A MAJORITY OF OUR STOCK AND WILL BE ABLE TO CONTROL MATTERS REQUIRING STOCKHOLDER APPROVAL.

     As of March 20, 2001, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 70.7% of our outstanding capital stock. Aether Systems Inc., 3Com Ventures Inc., an affiliate of 3Com Corporation, and Omni Holdings, Inc., an affiliate of News Corporation, beneficially owned 24.3%, 21.2% and 9.8%, respectively, of our outstanding capital stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us even if our other stockholders believe that it is desirable.

WE ARE AT RISK OF SECURITIES CLASS ACTION LAWSUITS IF OUR STOCK PRICE REMAINS VOLATILE.

     The stock market in general has recently experienced extreme price and volume fluctuations. The market price of our common stock has recently experienced significant volatility. In the future, the market price of our common stock may continue to fluctuate. In the past, securities class action lawsuits alleging fraud have often been filed against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar lawsuits. Regardless of its outcome, securities litigation may result in substantial costs and divert management's attention and resources, which could harm our business and results of operations.

SHARES ELIGIBLE FOR FUTURE SALE BY OUR EXISTING STOCKHOLDERS MAY ADVERSELY AFFECT OUR STOCK PRICE.

     If our stockholders sell substantial amounts of our common stock in the public market, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. In addition, such sales could create the perception to the public of difficulties or problems with our products and services. As a result, these sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

     As of March 20, 2001, we had outstanding 68,833,522 shares of common stock. Of these shares, 10,487,248 shares are freely tradable without restriction under the Securities Act of 1933, as amended. The remaining 58,346,274 shares are restricted securities under the Securities Act that are eligible for sale in the public market subject to restrictions under the federal securities laws, including volume limitations. In addition, 2,318,385 of such restricted shares are subject to lock-up arrangements under which the shareholders have agreed with us not to sell or otherwise dispose of their shares of common stock for periods ranging from 180 to 360 days. These lock-up arrangements were entered into in connection with our acquisition of NomadIQ Ltd. in January 2001.

PROVISIONS OF DELAWARE LAW, OUR CERTIFICATE OF INCORPORATION AND BYLAWS COULD DELAY OR PREVENT A TAKEOVER OF US, EVEN IF DOING SO WOULD BENEFIT OUR STOCKHOLDERS.

     Provisions of Delaware law, our certificate of incorporation and bylaws could have the effect of delaying or preventing a third party from acquiring us, even if a change in control would be beneficial to our stockholders. These provisions include:

     - authorizing the issuance of preferred stock without stockholder approval;

     - providing for a classified board of directors with staggered, three-year terms;

     - requiring two-thirds of the outstanding shares to approve amendments to some provisions of our certificate of incorporation and bylaws; and

     - prohibiting stockholder actions by written consent.

THE TERMS OF ANY FUTURE FINANCING ARRANGEMENTS MAY RESTRICT OUR OPERATIONS.

     We may in the future enter into financing arrangements with equipment lessors, financial institutions or other lenders. These financing arrangements would likely require that we satisfy many financial covenants and could limit our ability to incur other indebtedness, pay dividends or engage in certain other types of transactions in the future. We may also be required to pledge certain assets to secure some of these financing arrangements, which would allow our lenders under those arrangements, in the event of a default, to foreclose upon the assets securing their obligations.

ITEM 2.  PROPERTIES

     Our principal offices are currently located at 1001 Elwell Court in Palo Alto, California in a 16,000 square foot facility under a lease expiring in March 2007. We also have 6,000 square feet of office space located at 1000 Elwell Court in Palo Alto under a lease expiring in July 2001, 7,000 square feet of office space at 299 California Street in Palo Alto under a lease that expires in June 2002, and 17,000 square feet of office space located in Jerusalem, Israel, under a lease that expires in December 2005.

     In April 2001, our principal offices, including all Palo Alto-area staff, will relocate to a 102,000 square foot facility at One Market Street, San Francisco, California. The lease commenced in March 2001 and expires in March 2011. We initially intend to occupy approximately 54,700 square feet of that facility, are currently subletting approximately 33,000 square feet through July 2001, and intend to sublet both that and an additional 14,000 square feet for at least the next three years. We also intend to sublease the 1001 Elwell Court and 299 California Avenue facilities. We intend to let our lease for space at 1000 Elwell Court expire by its terms in July 2001.

ITEM 3.  LEGAL PROCEEDINGS

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

     On February 2, 2001, a complaint was filed in the United States District Court for the District of Delaware captioned "Leon Stambler v. RSA Security Inc., Verisign Inc., First Data Corporation, Openwave Systems Inc. and OmniSky Corporation." The complaint alleges, among other things, that encryption technology we have licensed from third parties and incorporated into our service infringes third party patents. We are seeking indemnification from the companies that we license our encryption technology from and intend to defend our interests vigorously. We do not believe resolution of this matter will have a material effect on our financial condition or results of operations.

     Except as described in the previous two paragraphs, we are not currently subject to any material legal proceedings. We may from time to time, however, become a party to various legal proceedings arising in the ordinary course of our business. We also may be indirectly affected by administrative or court proceedings or actions in which we are not involved but which have general applicability to the Internet or wireless industries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     (a) Our common stock began trading on September 21, 2000 on The Nasdaq Stock Market under the symbol "OMNY". The following table sets forth, for the periods indicated, the range of the high and low bid prices for our common stock as reported on The Nasdaq Stock Market.

                          QUARTER                              HIGH      LOW
                          -------                             -------   ------
Fiscal Year Ended December 31, 2000:
  Third Quarter (from September 21, 2000)...................  $23.875   $15.00
  Fourth Quarter............................................  $21.063   $ 6.25

     The last reported sale price of our common stock on The Nasdaq Stock Market on March 20, 2001 was $1.938 per share. As of March 20, 2001, there were 68,833,522 shares of common stock outstanding that were held of record by approximately 148 stockholders.

     (b) On September 26, 2000, we sold 10,465,000 shares of our common stock in an initial public offering at a price of $12.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-39446) that was declared effective by the Securities and Exchange Commission on September 20, 2000. Our initial public offering has terminated and all shares have been sold. The managing underwriters of our initial public offering were Credit Suisse First Boston Corporation, Chase Securities Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Smith Barney, Inc. and DLJdirect Inc. Aggregate proceeds from our initial public offering were $125,580,000, which includes $16,380,000 in aggregate proceeds due to the exercise of the underwriters' option to purchase shares to cover over-allotments.

     We paid underwriters' discounts and commissions of $8,790,600 and other expenses of $2,022,000 in connection with our initial public offering. The net proceeds to us of our initial public offering were $114,767,400. None of the proceeds of the offering was paid by us, directly or indirectly, to any director, officer or general partner of us or any of their associates, or to any persons owning ten percent or more of our outstanding stock. From September 26, 2000, the closing date of our initial public offering, to December 31, 2000, the ending date of the reporting period, all of the proceeds of the offering were invested in restricted cash deposits, money market funds, commercial paper, government securities and corporate debt securities.

DIVIDEND POLICY

     We have never declared or paid cash dividends on our common stock. We currently intend to retain all of our earnings, if any, for use in our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL AND OPERATING DATA

(In thousands, except per share, ratio and operating data)

     The following balance sheet data, statement of operations data and cash flow data as of and for the periods ended December 31, 1999 and 2000 have been derived from our consolidated financial statements. This data should be read in conjunction with our more detailed consolidated financial statements and notes thereto and the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Items 7 and 8 of this Form 10-K.

     EBITDA is used in the industry as one measure of a company's operating performance and ability to fund operations or service debt. We define EBITDA as earnings (losses) before interest, taxes, depreciation and amortization, and compute EBITDA by taking the loss from operations and adding back amortization of deferred stock compensation and depreciation and amortization expense. EBITDA is not determined in accordance with generally accepted accounting principles, is not indicative of cash used by operating activities and should not be considered in isolation or as an alternative to, or more meaningful than, measures of performance determined in accordance with generally accepted accounting principles. Our definition of EBITDA may not be comparable to similarly titled measures used by other companies.

                                                              PERIOD FROM
                                                              MAY 7, 1999
                                                             (INCEPTION) TO    YEAR ENDED
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1999            2000
                                                             --------------   ------------
Statement of Operations Data:
Revenue:
  Services.................................................     $    --       $     5,948
  Equipment................................................          --             3,872
  Beta period..............................................          --             1,231
                                                                -------       -----------
                                                                     --            11,051
                                                                -------       -----------
Operating costs and expenses:
Cost of revenue:
  Services.................................................          --            13,057
  Equipment................................................          --             9,949
  Beta period..............................................          --             4,331
                                                                -------       -----------
                                                                     --            27,337
Engineering, development and operations....................       2,352            11,802
Sales and marketing........................................       1,978            52,704
General and administrative.................................       1,342            15,087
Amortization of deferred stock compensation................         660            21,517
Depreciation and amortization..............................         619             4,229
                                                                -------       -----------
     Total operating expenses..............................       6,951           132,676
                                                                -------       -----------
Loss from operations.......................................      (6,951)         (121,625)
Equity of net loss in affiliate............................          --            (1,782)
Interest income and other..................................          22             4,961
                                                                -------       -----------
Net loss...................................................     $(6,929)      $  (118,446)
                                                                =======       ===========
Net loss per share -- basic and diluted....................     $    --       $     (6.95)
                                                                =======       ===========
Shares used in computing basic and diluted net loss per
  share....................................................          --        17,042,083
                                                                =======       ===========
Cash Flow Data:
Cash flows used in operating activities....................     $(2,384)      $   (82,832)
Cash flows used in investing activities....................        (492)          (97,262)
Cash flows provided by financing activities................       9,643           222,901

Other Financial Data:
EBITDA (as defined)........................................     $(5,672)      $   (95,879)
Capital expenditures.......................................         492            20,289

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              ------------   ------------
Balance Sheet Data:
Cash and cash equivalents, short-term investments and
  investments...............................................    $ 6,767        $113,528
Restricted cash.............................................         --           8,210
Total assets................................................     21,445         176,803
Total liabilities...........................................     12,007          41,098
Convertible preferred stock.................................     15,707              --
Stockholders' (deficit) equity..............................     (6,269)        135,705

Operating Data:
Number of Subscribers.......................................         --          34,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with our accompanying audited consolidated financial statements and notes thereto, as included in Part II, Item 8 of the Form 10-K.

OVERVIEW

     We provide wireless data applications and services for use on mobile devices. We offer a suite of wireless data applications and services to wireless carriers, hardware manufacturers, content providers and other third parties, enabling those companies to offer branded or customized versions of our wireless applications and services to their own end users. We also offer our wireless services directly to individuals and enterprises under the OmniSky brand through more than 1,500 retail locations and other direct sales and marketing channels, including our own Web site.

     With our applications and services, users can wirelessly:

     - send and receive corporate and personal email messages;

     - instant message;

     - navigate the Internet;

     - access Internet content optimized for mobile devices; and

     - securely conduct m-commerce transactions.

     We formed our company in May 1999, and from May 1999 through April 2000, we were in a development phase, which included conducting a beta test of our wireless service. During the beta period, which was December 1999 through April 2000, our subscribers received for a price of $299:

     - a wireless modem that attaches to a Palm V or Palm Vx handheld mobile device and that is necessary for our subscribers to receive our wireless service;

     - our wireless service through April 2000; and

     - a lifetime discount of 15% off of the flat monthly subscriber fee that we charge.

     We stopped accepting new orders for our beta test on March 31, 2000.

     We formally launched our wireless service in the United States in May 2000, and we began shipping wireless modems to individuals who subscribed to our service after the formal launch. Since the formal service launch of our service, our subscriber base increased nearly six-fold to 34,000 subscribers at the end of 2000.

     During 2000, we focused principally on marketing our services to individual mobile professionals, who accounted for nearly all of our subscribers as of the end of that year. At the end of 2000, we began several initiatives to extend our business into the enterprise market and to offer our applications and services to wireless carriers, hardware manufacturers, content providers and other third parties. That extension of our business requires that we modify in some respects our marketing, product development and related efforts to more properly align our resources with the needs of those potential customers. We expect that our marketing and sales expenses will decline as a percentage of our revenues as we extend our business to these markets and that our engineering, development and operating expenses will increase over time as a percentage of our revenues as we market our applications and services to the enterprise market and to wireless carriers, hardware manufacturers, content providers and other third parties. While we have entered into several enterprise transactions, we do not have any material enterprise customers at this time. In addition, while we are actively engaged in discussions with various third parties regarding their purchase of applications and services from us, except for our relationship with AOL we do not, at this time, have any material agreements with such third parties to sell our applications and services to them.

     We currently provide our wireless service for use on the Palm V and Vx, HandSpring Visor Prism and Visor Platinum, Hewlett Packard Jornada 540 Series Pocket PC and the Compaq IPAQ Pocket PC mobile devices. We intend to extend our applications and services in 2001 to support other mobile devices, including new personal digital assistants like the HandSpring Edge and Palm M505, smartphones that combine the functionality of a cellular telephone with a personal digital assistant, and laptop computers. We recently demonstrated our service on the Kyocera Smartphone at the Cellular Telecommunications & Internet Association's Wireless 2001 conference in March 2001. We support the wireless network technology known as cellular digital packet data, or CDPD, which is used by AT&T Wireless Services and Verizon Wireless, the two largest wireless carriers in the United States. With the launch of our service in Europe, we also support the wireless technology known as global system for mobile communications, or GSM, and expect to support the technology known as general packet radio service, or GPRS, once it is commercially launched. In the future, we also intend to support other wireless network technologies, such as code division multiple access, or CDMA, and enhanced data rates for global evolution, or EDGE. In our recent Kyocera Smartphone demonstration, we delivered our service over the CDMA wireless network.

     For individuals to obtain our wireless service, they can purchase a wireless modem from us that is generally priced at $299. Beginning in June 2000 and ending August 31, 2000, we offered our subscribers an incentive program rebate of $150 on the modem purchase after six continuous months of paid service. From October 2000 through January 2001, we offered a rebate of $200 after six months of continuous paid service. We currently offer a modem rebate of $100 upon activation of an annual service plan, and we anticipate that other offers of this nature will be made in the future. Our subscribers must separately purchase a handheld mobile device, such as the Palm V or Vx, Handspring Prism or Platinum, Hewlett Packard Jornada or Compaq iPAQ, to receive our service; we do not provide the mobile device.

     Our subscribers generally pay us a flat monthly fee of up to $39.95 to receive our wireless service. Our service fee is lower for customers who prepay their service on an annual basis. For enterprise customers, we may negotiate volume arrangements. With respect to our applications and services, we offer third parties a variety of pricing plans for all or portions of our applications and services. For instance, we may provide wireless carriers with location-based applications, advanced email platforms and Internet content, without airtime, customer support and other services.

INTERNATIONAL JOINT VENTURE WITH NEWS CORPORATION

     In April 2000, we formed OmniSky International, a joint venture with one of our principal stockholders, News Corporation, to pursue international opportunities for our business outside of the United States. We began a three-month beta trial of our service in the United Kingdom in February 2001 with the assistance of BT Cellnet, an affiliate of BT Telecom, and expect to offer service in Germany and several other European countries by the end of 2001.

     As of December 31, 2000, we had contributed $5.0 million in cash to the venture and subsequently have contributed an additional $6.5 million during the first quarter of 2001. We do not have any capital commitments to the venture, but have not yet quantified potential future costs that we may incur in connection with the joint venture. The joint venture is intended to be self-financing after a period of time.

ACQUISITION

     In January 2001, we acquired NomadIQ, a privately held provider of location-based applications and services for mobile devices based in Israel. Upon closing, we issued 2.5 million shares of our common stock to the stockholders of NomadIQ, including a pool of stock options granted to employees of NomadIQ. The agreement also provides for the issuance of up to an additional
1.0 million shares of our common stock over a twelve-month period if certain performance milestones and other conditions are met, including the continued retention of the senior management team.

     Based on the 2.5 million shares issued at closing, the total value of the acquisition was approximately $15.0 million.

STOCK SPLIT

     On April 4, 2000 and August 1, 2000, we effected common stock splits that resulted in the net issuance of 1.4613 shares for each one share outstanding prior to April 4, 2000. The consolidated financial statements and all references to common stock contained in this Form 10-K give retroactive effect to those stock splits.

REVENUE RECOGNITION AND POLICIES

Revenue and deferred revenue

     We derive revenue from providing wireless applications and services, including content, for mobile devices and from the sale of related equipment and accessories. As we continue to extend our business to the enterprise market and as we sell our applications and services to wireless carriers, hardware manufacturers, content providers and others, revenue will also consist of fees paid by those enterprises and fees paid for various applications and services that we offer. We did not derive any revenue from those sources in 2000. As the sources of our revenue change, our accounting policies for those revenues may be different from the policies we currently have in place.

     Wireless service revenue consists of a flat rate for unlimited use of our service. Customers purchase service directly from us through our web site, by calling our customer service center, or by visiting one of more than 1,500 retailers that sell our modems. Service can be purchased on a month-to-month basis or for a lower rate through an annual prepayment contract. We bill our subscribers monthly or annually in advance, recognize revenue ratably over the service period, and record amounts billed or received in advance of revenue as deferred revenue. We offer our subscribers an unconditional 30-day refund period within which they may test our service without obligation. At the end of that refund period, subscribers may cancel our wireless service without any cost to them. As a result, we defer service revenue for the first month of a subscriber's service until the 30-day refund period has been completed. We recognize any discounts or rebates provided to customers as a reduction of revenue at the time the related revenue is recorded. Service revenue is recorded ratably over the service period.

     Service revenue also consists of our content revenue, which includes sponsorships and slotting fees which we receive for positioning web sites in agreed upon locations in our wireless interface. Barter revenue associated with content results from the exchange of slotting fees on our wireless interface for advertising on the Web site of third parties. Barter revenue is recognized in accordance with Emerging Issues Task Force ("EITF") Issue No. 99-17, "Accounting for Advertising Barter Transactions", which we adopted in 2000. Under EITF No. 99-17, we record non-monetary content revenue transactions at fair value only when we have an established historical practice of selling similar content services for cash and the characteristics of the revenue are similar in nature. Such amounts were not significant in 2000. In the future, service revenue may also include advertising fees related to advertisements delivered through our wireless interface, and revenue from mobile e-commerce which may include fees we receive from transactions that are conducted through our wireless service.

     Equipment revenue consists of the fees we charge for the wireless modem users can purchase in order to receive our service, for related accessories such as power adaptors, and for any shipping fees charged to customers. We sell equipment directly to customers through our web site, our customer service center and more than 1,500 national and local retailers.

     Customers buying equipment directly from us are offered a 30-day refund period during which they may test our equipment without obligation. As a result, we defer equipment revenue on direct sales until the 30-day refund period has been completed. Customers buying equipment through retailers are subject to the return policies of those retailers. We defer equipment revenue on sales through retailers until sell-through to the final customer net of actual returns from the retailers for defective merchandise.

     Where we offer customer incentive programs such as the rebate on the modem, we reduce equipment revenue by deferring the amount of the potential rebate. If a customer terminates before the end of the period in which they would be entitled to a rebate, we recognize this as equipment revenue at the time of customer termination. Otherwise, we rebate the amounts due to the customers and therefore do not recognize the revenue.

     During our beta test, which ran from December 1999 through April 2000, we charged our subscribers a flat rate that covered both the wireless modem and our wireless service for the duration of the beta test period. In light of that pricing structure, we recognized revenue and the related cost of revenue for each subscriber ratably from the first date after the end of the 30-day customer refund period to the end of the beta test period.

Cost of revenue

     Our cost of wireless service revenue includes the activation fees, airtime and network operations costs we incur to provide our wireless service, as well as costs related to providing technical support. It also includes fees we pay to content providers for information carried on our service. We recognize each of these costs as they are incurred.

     We transmit our wireless service through the wireless data networks of several different wireless carriers. We incur activation charges when we initiate a subscriber's service with the wireless network carriers. The airtime costs we incur from those wireless network carriers are based on the volume of data and content that we transmit over their data networks to our subscribers. Our agreements with our wireless network carriers provide for a flat rate charge per subscriber for a specified amount of service. We incur additional charges from the wireless network carriers when our aggregate subscribers' usage exceeds those specified contractual limits. To date, average usage levels have generally fallen within the flat rate charge and any additional charges have not been significant. We permit our subscribers to use our wireless service on a nationwide basis covering 161 metropolitan statistical areas across the United States, encompassing over 167 million people, without incurring additional charges. Our costs are lower when our subscribers use our wireless service in their home area and higher when they roam outside of that home area as we incur roaming fees from our wireless network carriers in those instances. To date, our roaming charges have not materially affected us. We do not receive any credits from any of our wireless network carriers if our subscribers' usage is below the contractual limits that we have established with our carriers.

     Our cost of equipment revenue consists of the cost of the wireless modems that our subscribers use to receive our service, the cost of accessories we sell such as power adaptors, and the provisioning, shipping, warehousing and distribution costs that we incur. Where we have deferred revenue for completion of the 30-day refund period on direct sales or awaiting sell-through on retail sales, we also defer the related cost of equipment revenue, which we recognize over the same period as the related revenue. However, where we will incur a loss on the sale of the equipment, we limit the deferral of the cost of equipment revenue so that it does not exceed the related deferred revenue.

     During our beta test, we deferred recognition of the cost of equipment revenue for any subscriber until completion of the 30-day customer refund period. We recognized those costs ratably over the beta period due to the bundled nature of our offering during that period.

YEAR ENDED DECEMBER 31, 2000 AS COMPARED TO THE PERIOD FROM MAY 7, 1999 (INCEPTION) TO DECEMBER 31, 1999

RESULTS OF OPERATIONS

     (All charts below are in thousands. "NM" is used in the charts to indicate calculations which are not meaningful.)

     We have a limited operating history, having formed our company in May 1999 and launched our beta test in December 1999. We began shipping wireless modems and providing wireless service to our beta test participants at the end of December 1999. We did not recognize any revenue for the period from our inception in May 1999 through December 31, 1999.

     We have experienced cumulative losses since our inception as a result of our efforts to develop and market our wireless service. From inception in May 1999 through December 31, 2000, our cumulative net losses totaled $125.4 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. During 2000, we focused principally on marketing our services to individual mobile professionals, who accounted for nearly all of our subscribers as of the end of that year. At the end of 2000, we began several initiatives to extend our business into the enterprise market and to offer our applications and services to wireless carriers, hardware manufacturers, content providers and other third parties. That extension of our business requires that we modify in some respects our marketing, product development and related efforts to more properly align our resources with the needs of those potential customers. We expect that our marketing and sales expenses will decline as a percentage of our revenues and that our engineering, development and operating expenses will increase over time as a percentage of our revenues as we extend our business to those markets. While we have entered into several enterprise transactions, we do not have any material enterprise customers at this time. In addition, while we are actively engaged in discussions with various third parties regarding their purchase of applications and services from us, except for our relationship with AOL we do not, at this time, have any material agreements with such third parties to sell our applications and services to them. We also anticipate incurring additional expenses in connection with the continued launch of our service, the introduction of new services, and making our service compatible with new mobile devices, platforms and networks.

     During the beta test, we discounted the price of wireless modems in order to encourage participation. From the end of the beta period through the remainder of 2000, we offered an incentive program rebate on the purchase price of the wireless modems to customers who completed six continuous months of paid service, and in the future, we may choose to continue to discount the price of wireless modems or initiate other incentive programs. Over time, we expect revenues from the sale of wireless modems to our subscribers as a percentage of our total revenues to decrease significantly because modems are available to our subscribers through channels other than us, and due to decreases in the price of modems.

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

     With most of our business currently derived from sales to individual mobile professionals, we expect to experience seasonality in our business. We anticipate sales of mobile devices, through which our subscribers receive our branded service, to be higher in the fourth and first fiscal quarters due to increased consumer spending patterns during the holiday season. We also expect that equipment sales may decline during second and third quarters because of typical decreased consumer spending patterns during this period. The timing of the sale of equipment has an impact on when we begin to generate service revenue from new customers. In addition, to the extent that we depend upon sales of mobile devices to enable our subscribers to receive our wireless service, shortages in the availability of these devices or other events that affect the availability or desirability of these devices, could affect our business and revenues. These seasonal variations may lead to fluctuations in our quarterly operating results.

     All of our revenues to date have been derived from operations in the United States. We had only one operating segment from our inception in May 1999 through December 31, 2000. The expenses of our start-up operation in the United Kingdom for 2000, which we formed before we established our international joint venture with News Corporation, were not material to consolidated operations for purposes of geographical segment reporting.

     The following comparison of results is impacted by the fact that our 2000 results cover a 12-month period whereas our 1999 results cover only a seven-month period, and by the fact that we were in a development stage through June 2000. In the future our results may be affected by the extension of our business into the enterprise market and by the sale of our applications and services to wireless carriers, hardware manufacturers, content providers and other third parties.

REVENUE

                                                           SERVICES   EQUIPMENT    BETA     TOTAL
                                                           --------   ---------   ------   -------
Year Ended December 31, 2000.............................   $5,948     $3,872     $1,231   $11,051
Period from May 7, 1999 (inception) to December 31,
  1999...................................................       --         --         --        --
Increase from 1999.......................................    5,948      3,872      1,231    11,051
Percentage Increase from 1999............................       NM         NM         NM        NM

     We commenced shipping wireless modems to our beta subscribers in December 1999, and so we had no revenues for the period ended December 31, 1999. From December 1999 through April 2000, we were conducting our beta test during which subscribers received a bundled offering consisting of a wireless modem and our wireless service from the date of their purchase through April 2000. Revenue during this period was recognized as "beta" period revenue of which $0.7 million was for services and $0.5 million was for equipment. At the end of the beta period we had 5,500 subscribers, and at December 31, 2000 we had 34,000 subscribers. Equipment revenue for the year ended December 31, 2000 was net of $4.0 million related to a liability we recorded under our customer incentive program in which we offered a discount on the modem price after six months of continuous paid service. At December 31, 2000, we had deferred $6.5 million of revenue related to prepayments of services, the timing of recognition relative to our customer refund period, to retail sales awaiting sell-through to customers, and due to incentive rebates that we will recognize in 2001.

     We expect, over time, to derive a growing percentage of our revenues from services and applications, which we expect will also include advertising, sponsorships and mobile e-commerce transactions, and a smaller percentage from equipment sales. For the year ended December 31, 2000, we recorded approximately $0.6 million from sponsorships and did not record any revenues from advertising or mobile e-commerce.

COST OF REVENUE

                                                                                        PERCENTAGE OF
                                              SERVICES   EQUIPMENT    BETA     TOTAL       REVENUE
                                              --------   ---------   ------   -------   -------------
Year Ended December 31, 2000................  $13,057     $9,949     $4,331   $27,337        247%
Period from May 7, 1999 (inception) to
  December 31, 1999.........................       --         --         --        --         --
Increase from 1999..........................   13,057      9,949      4,331    27,337         NM
Percentage Increase from 1999...............       NM         NM         NM        NM         NM

     We did not recognize any cost of beta revenue from our inception in May 1999 through December 31, 1999. Instead, we deferred $0.5 million of those costs (all of which related to the cost of equipment) into the year ended December 31, 2000 pending completion of the 30-day customer refund period. Cost of services revenue increased for the year ended December 31, 2000 as a result of expanding our network operations to support a larger subscriber base and due to increases in airtime and other subscriber-based charges related to the growth in our subscriber base to 34,000 customers at December 31, 2000. Cost of equipment revenue increased due to the sale of modems in 2000 to new subscribers.

     At December 31, 2000, we had deferred $3.9 million of cost of revenue, which related to equipment sales affected by the timing of recognition relative to our customer refund period, to retail sales awaiting sell-through to customers, and to incentive rebates that we will recognize in 2001.

     We expect the cost of revenue associated with network operations to increase as we continue to add subscribers, although we expect these costs to decline on a per-subscriber basis as we achieve economies of scale. Our total airtime costs for use of wireless data networks increase as we add new subscribers, but are expected to decrease on a per-subscriber basis as we achieve targeted subscriber levels and due to the renegotiation of our airtime contracts in the fourth quarter of 2001 that will reduce the rates we are charged by our carriers on a per-subscriber basis beginning in 2001. We do not expect any significant change to our cost of modems in 2001 and so expect our cost of equipment revenue per new subscriber to remain consistent with 2000.

OPERATING EXPENSES

Engineering, Development and Operations

                                                                        PERCENTAGE OF
                                                              AMOUNT       REVENUE
                                                              -------   -------------
Year Ended December 31, 2000................................  $11,802        107%
Period from May 7, 1999 (inception) to December 31, 1999....    2,352         --
Increase from 1999..........................................    9,450         NM
Percentage Increase from 1999...............................      402%        NM

     Engineering, development and operations expenses include the salaries, fees and related costs we incur for the design and operation of our wireless applications and services and for the continued development, operation and management of our technology.

     Costs for the period ended December 31, 1999 included initial engineering costs to develop our operations center and test our service. For the year ended December 31, 2000, the costs increased due to headcount additions, continued development costs to launch our service and costs associated with the commencement of operations.

     We expect our engineering, development and operations expenses to increase significantly as we continue to develop new wireless applications and services.

Sales and Marketing

                                                                        PERCENTAGE OF
                                                              AMOUNT       REVENUE
                                                              -------   -------------
Year Ended December 31, 2000................................  $52,704        477%
Period from May 7, 1999 (inception) to December 31, 1999....    1,978         --
Increase from 1999..........................................   50,726         NM
Percentage Increase from 1999...............................     2565%        NM

     Sales and marketing expenses include the costs we incur to acquire and retain subscribers, the operating expenses associated with our sales and marketing department and other general marketing costs. These expenses also include costs incurred in connection with media and other advertising campaigns intended to develop consumer awareness of our brand.

     Sales and marketing expenses were insignificant for the period from our inception in May 1999 through December 31, 1999, due to the fact we had not initiated any marketing efforts prior to the commencement of providing our service at the end of December 1999. In May 2000, we initiated a national marketing campaign in connection with the formal launch of our wireless service. For the year ended December 31, 2000, sales and marketing expenses were significant, comprising $47.0 million in advertising and $14.8 million related to other internal staff, consulting and associated overhead costs for the sales and marketing groups, offset by $9.1 million for the year ended December 31, 2000 in co-marketing funds received from AT&T Wireless. At

December 31, 2000, we had no additional co-marketing funds available to us and do not currently have any co-marketing arrangements.

     Our sales and marketing expenses are expected to decrease as a percentage of revenue as we extend our business into the enterprise and application services markets. We also expect a decrease in overall marketing expenses as we reduce brand marketing and emphasize cooperative advertising with our partners.

General and Administrative

                                                                        PERCENTAGE OF
                                                              AMOUNT       REVENUE
                                                              -------   -------------
Year Ended December 31, 2000................................  $15,087        136%
Period from May 7, 1999 (inception) to December 31, 1999....    1,342         --
Increase from 1999..........................................   13,745         NM
Percentage Increase from 1999...............................     1024%        NM

     General and administrative expenses include the costs we incur for employee salaries and the related costs we incur in maintaining our executive, administrative, finance, accounting, human resource and internal information systems functions. General and administrative expenses also include certain of our facility costs, professional fees and recruiting costs. In addition, we include in general and administrative expenses the fees we pay to Convergys Corporation for certain customer care, billing and other administrative services.

     We had only limited operations for the periods ended December 31, 1999, and the increase in expenses resulted primarily from headcount increases associated with the expansion of our business in 2000, and from consulting and professional service fees incurred in the development of an operating infrastructure.

     We expect our general and administrative expenses to increase as we continue to add new subscribers, which we expect will increase our customer care and billing costs, and as we continue to add personnel and enhanced facilities to meet the needs of our business. In the fourth quarter of 2000, we implemented a number of cost savings measures that significantly reduced our general and administrative expenses, and we expect the rate of growth of those expenses as a percentage of revenue to continue to decline over time. During 2001 we will be moving to new office space that will significantly increase our occupancy costs, which we allocate across our engineering, development and operations, sales and marketing and general and administrative cost centers. Also, to the extent we are not successful in subleasing our excess office space, or if our subleases result in a loss, we could be required to record a significant loss during 2001.

Amortization of Deferred Stock Compensation

                                                                        PERCENTAGE OF
                                                              AMOUNT       REVENUE
                                                              -------   -------------
Year Ended December 31, 2000................................  $21,517        194%
Period from May 7, 1999 (inception) to December 31, 1999....      660         --
Increase from 1999..........................................   20,857         NM
Percentage Increase from 1999...............................     3160%        NM

     During 1999 and 2000, we granted stock options and issued shares of restricted stock to certain of our officers and employees at prices subsequently deemed to be below the fair value of the underlying stock on the date of grant or issuance. From our inception in May 1999 through December 31, 2000, we recorded aggregate deferred stock compensation of approximately $47.9 million, of which $0.7 million was expensed in the year ended December 31, 1999, and $21.5 million was expensed in the period ended December 31, 2000. This expense has no impact on our cash flows. With respect to employee stock-based compensation, we are amortizing the deferred compensation expense over the vesting period using the multiple option approach. The remaining $25.7 million will be expensed in future periods over what is generally a four-year vesting period. We estimate that our deferred stock compensation expense from options and shares granted or issued from our inception in May 1999 through December 31, 2000 will be $13.7 million, $7.4 million, $3.7 million, and $0.9 million for the years ending December 31, 2001, 2002, 2003 and 2004, respectively.

Depreciation and Amortization

                                                                       PERCENTAGE OF
                                                              AMOUNT      REVENUE
                                                              ------   -------------
Year Ended December 31, 2000................................  $4,229         38%
Period from May 7, 1999 (inception) to December 31, 1999....     619         --
Increase from 1999..........................................   3,610         NM
Percentage Increase from 1999...............................     583%        NM

     Because we lease wireless capacity from wireless network carriers and rely on third parties to provide network operations and customer care, our expenditures on tangible property and equipment have been relatively limited to date. As a result, depreciation and amortization expense primarily relates to amortization of software developed for internal use and licensed technology associated with providing our wireless service.

     For the period from our inception in May 1999 through December 31, 1999 and for the year ended December 31, 2000, we amortized $0.6 million and $1.5 million of expenses, respectively, for our licensed technology. Depreciation of fixed assets was $2.7 million for the year ended December 31, 2000 and was minimal for the period from our inception in May 1999 through December 31, 1999.

     We expect our depreciation and amortization expense to increase as we continue to develop new internal use software, and further amortize existing software, grow our operations and as we acquire additional facilities and equipment to meet that growth.

NON-OPERATING INCOME AND EXPENSES

Equity in net loss of affiliate

                                                                        PERCENTAGE OF
                                                              AMOUNT       REVENUE
                                                              -------   -------------
Year Ended December 31, 2000................................  $(1,782)       (16)%
Period from May 7, 1999 (inception) to December 31, 1999....       --         --
Increase from 1999..........................................   (1,782)        NM
Percentage Increase from 1999...............................       NM         NM

     Equity in net loss of affiliate represents our 50% share of the losses incurred by our international joint venture with News Corporation, which was formed during the second quarter of 2000. As we expect the international joint venture will incur significant losses for at least the next several years, we expect our equity share of these losses to increase significantly during that period.

Interest income and other

                                                                        PERCENTAGE OF
                                                              AMOUNT       REVENUE
                                                              -------   -------------
Year Ended December 31, 2000................................  $ 4,961         45%
Period from May 7, 1999 (inception) to December 31, 1999....       22         --
Increase from 1999..........................................    4,939         NM
Percentage Increase from 1999...............................    22450%        NM

     Interest income for the year ended December 31, 2000 increased due to the investment of the proceeds of our issuance of convertible preferred stock in April to June 2000 and from the issuance of our common stock at the end of September 2000.

NET LOSS

                                                                          PERCENTAGE OF
                                                               AMOUNT        REVENUE
                                                              ---------   -------------
Year Ended December 31, 2000................................  $(118,446)      (1072)%
Period from May 7, 1999 (inception) to December 31, 1999....     (6,929)         --
Increase from 1999..........................................   (111,517)         NM
Percentage Increase from 1999...............................      (1609)%        NM

     The primary reasons for the change in net loss were:

     - The negative gross profit associated our beta test that began in December 1999;

     - The negative gross profit associated with the formal launch of service in May 2000;

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

     - Increases in amortization of deferred stock compensation in 2000; and,

     - Increases in depreciation and amortization of equipment and software that was primarily acquired or developed in 2000.

     We expect our net loss to increase as we continue to develop our operations and expand our business.

LIQUIDITY AND CAPITAL RESOURCES

     Since our inception, we have financed our operations through a combination of private placements of our equity securities and an initial public offering of our common stock that we completed in September 2000. The private placements included the issuances of redeemable convertible preferred stock in August 1999, January 2000 and during the period from April through June 2000, which resulted in aggregate net proceeds to us of approximately $118.8 million. Our September 2000 initial public offering resulted in aggregate net proceeds to us of approximately $114.8 million. We also received an additional $5.0 million in net proceeds from the sale of common stock to America Online at the time we closed our initial public offering. Upon the closing of our initial public offering, all of the outstanding shares of our redeemable convertible preferred stock converted into common stock. At December 31, 2000, we had $118.1 million in cash and cash equivalents, short-term investments and restricted cash, and we had $98.4 million of working capital. We have no outstanding indebtedness. We believe that between our cash and investments on hand and additional sources of funding we are seeking, we have sufficient capital to fund our operations for the next 12 months.

Cash flows for the year ended December 31, 2000

     Net cash used in operating activities was $82.8 million for the year ended December 31, 2000, primarily attributable to a net loss of $118.4 million, an increase in inventories of $11.5 million, an increase in accounts receivable of $4.2 million, and an increase in prepaid expenses and other current assets of $6.3 million. These uses of cash were offset by depreciation and amortization (including amortization of deferred stock compensation) of $25.7 million, an increase in accounts payable of $21.8 million, an increase in deferred revenue of $6.1 million, and an increase in accrued and other current liabilities of $3.5 million.

     Net cash used in investing activities was $97.3 million, resulting from net purchases of investments of $63.8 million to invest funds from the issuance of preferred and common stock, $20.3 million of purchases or development of property and equipment including internal-use software, and from a restricted cash deposit of $8.2 million that collateralizes letters of credit.

     Net cash provided by financing activities for the year was $222.9 million, resulting from net proceeds of $103.1 from the issuance of our convertible preferred stock and from net proceeds of $119.8 million from the issuance of our common stock.

  Cash flows for the period from May 7, 1999 (inception) to December 31, 1999

     Net cash used in operating activities was $2.4 million for the period from inception to December 31, 1999, primarily attributable to a net loss of $6.9 million and an increase in prepaid expenses and other current assets of $5.4 million related principally to prepaid inventory. These uses of cash were offset by an increase in accrued and other current liabilities of $4.3 million and an increase in due to and advances from stockholder of $5.1 million.

     Net cash provided by financing activities for the period was $9.6 million, resulting from net proceeds we received from the issuance of our convertible preferred stock and related warrants.

CAPITAL STRUCTURE

     At December 31, 2000, our outstanding capital consisted solely of common stock. All of the previously outstanding shares of our Series A, B and C convertible preferred stock converted into our common stock upon the closing of our initial public offering in September 2000. We had no outstanding indebtedness at December 31, 2000.

     Between April 2000 and August 2000, we issued 3,372,604 shares of our common stock in private placements for notes receivable totaling $11.7 million that are non-recourse as to principal but recourse as to interest.

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

     Upon the completion of the initial public offering, all of the outstanding shares of the our convertible preferred stock automatically converted into an aggregate of 46,054,615 shares of common stock.

COMMITMENTS, CAPITAL EXPENDITURES AND FUTURE FINANCING REQUIREMENTS

     At December 31, 2000, we had the following contractual commitments that are described further in the following paragraphs (amounts in millions):

                                                                              2003-
                                                              2001    2002    2011
                                                              -----   -----   -----
Noncancelable operating leases net of subleases.............  $ 5.2   $ 9.2   $73.8
Letter of credit for office space...........................    3.7      --      --
Construction and furnishing of office space less landlord
  contribution..............................................    5.3      --      --
Telesales, customer care, billing and reporting and
  technical support services................................    1.8     1.8      --
Inventory warehousing and fulfillment.......................    0.2     0.2      --
Airtime for customers.......................................    1.4     1.7     1.9
Software license fees.......................................    0.6     0.6     0.4
Funding of international joint venture......................    6.5      --      --
Advertising.................................................    4.7     8.4    18.4
                                                              -----   -----   -----
          Total commitments.................................  $29.4   $21.9   $94.5
                                                              =====   =====   =====

     As of December 31, 2000, our future minimum lease payments under noncancelable operating leases through 2011 were $88.2 million, net of $2.9 million of committed subleases. This includes office space that we intend to occupy in April 2001 that will house our primary offices.

     In connection with a lease, we provided a $7.4 million irrevocable letter of credit to the landlord in 2000, and we are obligated to provide an additional $3.7 million irrevocable letter of credit to the landlord in early 2001. For another location, we provided an $800,000 letter of credit during 2000 that expires in 2007 to secure our obligations. These letters of credit are or will be collateralized by a restricted investment deposit that will be reflected in long-term assets. In conjunction with a lease, we also granted a warrant to the landlord to purchase up to 95,901 shares of our common stock at a purchase price of $8.91 per share.

     We are in the process of building out the new office space, for which we have contracted to spend $5.3 million for construction, furniture and fixtures net of landlord contributions. We may reduce this cash obligation by leasing certain of these assets.

     We entered into a three-year agreement in 1999 with a company that provides us with telesales, customer care, billing and reporting and technical support services. We have minimum annual payments under that agreement of $1.8 million for each of 2001 and 2002, excluding additional subscriber-based charges of up to $0.50 per subscriber per month.

     We entered into a two-year agreement in 2000 with a company that provides us with inventory warehousing and fulfillment. We have minimum annual payments under that agreement of $0.2 million in each of 2001 and 2002.

     We have contractual minimum airtime commitments with one of our wireless carriers to the extent we don't meet certain minimum customer commitments. These total $1.4 million in 2001, $1.7 million in 2002 and $1.9 million in 2003.

     We license software from a vendor that requires a minimum commitment of $0.6 million in each of 2001 and 2002, and $0.4 million in 2003.

     We formed a joint venture with News Corporation in April 2000 to pursue international opportunities for our business outside of the United States. We each agreed to contribute $11.5 million in cash to the venture and expect over time to contribute additional funding, and provide additional technical and related support, to the venture. Through December 31, 2000, we have advanced $5.0 million to the joint venture, and subsequently have contributed an additional $6.5 during the first quarter of 2001. We have not yet quantified any future costs that we may incur in connection with the joint venture, although the joint venture is intended to be self-financing after a period of time.

     In accordance with our joint venture agreement and as a condition to the related equity investment in us by News Corporation, we committed to spend $30.0 million over the next five years for advertising services with News Corporation's affiliates in the United States. As of December 31, 2000, we had spent $0.6 million under this arrangement. Likewise, in accordance with an equity investment in us by America Online, Inc., we committed to spend $3.0 million over the period through February 2002 for interactive advertising services with AOL. As of December 31, 2000, we had spent $0.9 million under this arrangement.

     We expect that the source of funds to meet these commitments will come from cash on hand, from working capital, and from cash flows from future operations, together with additional funds raised through public or private financings.

     Our future capital requirements will depend on a variety of factors, including market acceptance of our wireless applications and service, the resources we devote to develop, market, sell and support our current and future applications and service offerings, whether mobile devices on which our wireless applications and service operates become available through other sources or whether we need to develop and market them ourselves and a myriad of other factors. We will continue to make capital expenditures to support our expected growth in operations and our related infrastructure. We believe that our cash and cash equivalents, together with vendor, bank and partner financing that we are seeking, will provide sufficient capital to fund our operations for at least the next 12 months if our assumptions about our revenues and expenses are generally accurate. Since we have a limited operating history, however, we cannot be certain that those assumptions will prove to be accurate. We expect to devote substantial capital resources over the next 12 to 24 months:

     - to further develop our wireless applications and service offerings;

     - to expand our wireless applications and services to new mobile devices, platforms, networks and markets;

     - for our marketing and branding efforts;

     - for customer support;

     - to hire and expand our engineering, sales and marketing and finance and accounting organizations;

     - to expand our operations internationally; and

     - for general corporate purposes.

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

OTHER POSSIBLE STRATEGIC RELATIONSHIPS AND ACQUISITIONS

     We anticipate that we will continue to seek to develop relationships with strategic partners and make investments principally relating to or complementary to our existing business. Certain of these strategic relationships may involve other companies that desire to enter into joint marketing and services arrangements with us pursuant to which we would provide wireless Internet and related services to such companies. Such transactions, if deemed appropriate by us, may also be effected in conjunction with an equity or debt investment by such companies in us or vice versa. Such relationships and acquisitions may require additional financing.

QUARTERLY RESULTS
  (In thousands, except per share data)

     The following tables set forth certain unaudited quarterly financial data for the six quarters ended December 31, 2000. In the opinion of management, the unaudited financial information set forth below has been prepared on the same basis as the audited financial information included elsewhere herein and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information set forth. The operating results for any quarter are not necessarily indicative of results for any future period.

                                              1999                               2000
                                        -----------------   -----------------------------------------------
                                        SEP 30    DEC 31    MAR 31      JUN 30       SEP 30       DEC 31
                                        -------   -------   -------   ----------   ----------   -----------
Statement of Operations Data:
Revenue:
    Services..........................  $    --   $    --   $    --   $      686   $    2,091   $     3,171
    Equipment.........................       --        --        --          183        2,414         1,275
    Beta period.......................       --        --     1,315          (84)          --            --
                                        -------   -------   -------   ----------   ----------   -----------
                                             --        --     1,315          785        4,505         4,446
                                        -------   -------   -------   ----------   ----------   -----------
Operating costs and expenses:
Cost of revenue:
    Services..........................       --        --        --        1,747        4,162         7,148
    Equipment.........................       --        --        --          238        5,046         4,665
    Beta period.......................       --        --     2,853        1,478           --            --
                                        -------   -------   -------   ----------   ----------   -----------
                                             --        --     2,853        3,463        9,208        11,813
Engineering, development and
  operations..........................    1,033     1,319     1,334        2,791        3,335         4,342
Sales and marketing...................      193     1,785     2,261       12,885       19,174        18,384
General and administrative............      206     1,136     1,936        3,995        4,693         4,463
Amortization of deferred stock
  compensation........................       --       660     1,237        9,103        5,964         5,213
Depreciation and amortization.........      237       382       455          538        1,009         2,227
                                        -------   -------   -------   ----------   ----------   -----------
         Total operating expenses.....    1,669     5,282    10,076       32,775       43,383        46,442
                                        -------   -------   -------   ----------   ----------   -----------
Loss from operations..................   (1,669)   (5,282)   (8,761)     (31,990)     (38,878)      (41,996)
Equity in net loss of affiliate.......       --        --        --           --         (540)       (1,242)
Interest income and other.............       15         7       175          723        1,330         2,733
                                        -------   -------   -------   ----------   ----------   -----------
Net loss..............................  $(1,654)  $(5,275)  $(8,586)  $  (31,267)  $  (38,088)  $   (40,505)
                                        =======   =======   =======   ==========   ==========   ===========
Net loss per share - basic and
  diluted.............................  $    --   $    --   $(11.20)  $   (16.92)  $    (6.82)  $     (0.67)
                                        =======   =======   =======   ==========   ==========   ===========
Shares used in computing basic and
  diluted loss per share..............       --        --   766,426    1,848,233    5,586,270    60,065,126
                                        =======   =======   =======   ==========   ==========   ===========

     Our quarterly operating results have fluctuated and will continue to fluctuate from period to period depending upon such factors as were described throughout management's discussion and analysis of financial condition and results of operations.

     In view of the early stage of our operations, we believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance and that we may experience significant period-to-period fluctuations in operating results in the future. We expect to focus in the near term on building and increasing our subscriber base, increasing the number of distribution channels for our service and enhancing our service offering, which may require us from time to time to increase our expenditures for personnel, marketing, network infrastructure and the development of new services.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established new standards of accounting and reporting for derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists. In July 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective of SFAS No. 133 until fiscal years beginning after June 15,

2000. We do not currently hold derivative instruments or engage in hedging activities. The adoption of this pronouncement, effective January 1, 2001, had no material impact on our financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. We believe that we have complied with the guidance of SAB 101 for all periods presented.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44, effective July 1, 2000, did not have a material impact on our financial position or results of operations.

     In various areas, including revenue recognition and other Internet-related issues, accounting standards and practices continue to evolve. The SEC recently issued interpretative guidance relating to SAB 101, and the FASB's Emerging Issues Task Force continues to address revenue and other Internet-related accounting issues. We believe that we are in compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact our accounting for our operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Interest Rate Risk

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investments, which are comprised of commercial paper, government securities and corporate debt securities at December 31, 2000. We believe, however, that we are currently not subject to material interest rate risk.

  Foreign Currency Risk

     Operations outside of the United States during 2000 were not material to our business and, accordingly, foreign currency risk was insignificant. In 2001 we will be transacting business in various foreign currencies through our international joint venture, and accordingly, we will be subject to exposure from adverse movements in foreign currency exchange rates. However, as both the revenues and costs of this business are primarily expected to be generated in the same currencies, we do not expect our exposure to be significant.

     We currently do not use financial instruments to hedge operating exposures in foreign currencies.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Financial Statements
  Report of Independent Accountants.........................   49
  Consolidated Balance Sheets as of December 31, 1999 and
     2000...................................................   50
  Consolidated Statements of Operations for the period from
     May 7, 1999 (inception) to December 31, 1999 and the
     year ended December 31, 2000...........................   51
  Consolidated Statements of Convertible Preferred Stock and
     Stockholders' (Deficit) Equity for the period from May
     7, 1999 (inception) to December 31, 1999 and the year
     ended December 31, 2000................................   52
  Consolidated Statements of Cash Flows for the period from
     May 7, 1999 (inception) to December 31, 1999 and the
     year ended December 31, 2000...........................   53
  Notes to Consolidated Financial Statements................   54

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of OmniSky Corporation:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of convertible preferred stock and stockholders' (deficit) equity and of cash flows, present fairly, in all material respects, the financial position of OmniSky Corporation and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for the period from May 7, 1999 (inception) to December 31, 1999 and the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 23, 2001

                              OMNISKY CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              ------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents..............................    $ 6,767        $ 49,622
     Short-term investments.................................         --          60,241
     Accounts receivable, net...............................        471           4,295
     Inventories............................................      2,906          13,648
     Prepaid expenses and other current assets..............      5,364          11,674
                                                                -------        --------
          Total current assets..............................     15,508         139,480
                                                                -------        --------
Restricted cash.............................................         --           8,210
Investments.................................................         --           3,665
Investment in affiliate.....................................         --           3,451
Property and equipment, net.................................        468          18,044
Intangibles, net............................................      5,469           3,953
                                                                -------        --------
          Total assets......................................    $21,445        $176,803
                                                                =======        ========
LIABILITIES, CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS'
  (DEFICIT) EQUITY
Current liabilities:
     Accounts payable.......................................    $ 2,194        $ 23,979
     Accrued and other current liabilities..................      4,259           7,779
     Due to and advances from stockholder...................      5,097           2,823
     Deferred revenue.......................................        457           6,517
                                                                -------        --------
          Total current liabilities.........................     12,007          41,098
                                                                -------        --------
Convertible preferred stock:
     Series A; $0.001 par value, 25,000,000 authorized
      shares; issued and outstanding: 20,219,335 in 1999,
      zero in 2000 (Liquidation value: $15,165 in 1999).....     15,707              --
                                                                -------        --------
          Total convertible preferred stock.................     15,707              --
                                                                -------        --------
Commitments and contingencies (Note 5)
Stockholders' (deficit) equity:
     Common stock: $0.001 par value, 73,067,149 shares
      authorized; issued and outstanding: 6,137,641 in 1999,
      66,505,137 in 2000....................................          6              67
     Additional paid-in capital.............................      6,283         299,870
     Receivable from stockholders...........................       (315)        (13,327)
     Deferred stock compensation............................     (5,314)        (25,689)
     Accumulated other comprehensive income.................         --             159
     Accumulated deficit....................................     (6,929)       (125,375)
                                                                -------        --------
          Total stockholders' (deficit) equity..............     (6,269)        135,705
                                                                -------        --------
          Total liabilities, convertible preferred stock and
            stockholders' (deficit) equity..................    $21,445        $176,803
                                                                =======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                              OMNISKY CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               PERIOD FROM
                                                               MAY 7, 1999
                                                              (INCEPTION) TO    YEAR ENDED
                                                               DECEMBER 31,    DECEMBER 31,
                                                                   1999            2000
                                                              --------------   ------------
Revenue:
     Services...............................................     $     --      $     5,948
     Equipment..............................................           --            3,872
     Beta period............................................           --            1,231
                                                                 --------      -----------
                                                                       --           11,051
                                                                 --------      -----------
Operating costs and expenses:
     Cost of revenue:
          Services..........................................           --           13,057
          Equipment.........................................           --            9,949
          Beta period.......................................           --            4,331
                                                                 --------      -----------
                                                                       --           27,337
Engineering, development and operations.....................        2,352           11,802
Sales and marketing.........................................        1,978           52,704
General and administrative..................................        1,342           15,087
Amortization of deferred stock compensation (*).............          660           21,517
Depreciation and amortization...............................          619            4,229
                                                                 --------      -----------
          Total operating expenses..........................        6,951          132,676
                                                                 --------      -----------
Loss from operations........................................       (6,951)        (121,625)
Equity in net loss of affiliate.............................           --           (1,782)
Interest income and other...................................           22            4,961
                                                                 --------      -----------
Net loss....................................................     $ (6,929)     $  (118,446)
                                                                 ========      ===========
Net loss per share -- basic and diluted.....................     $     --      $     (6.95)
                                                                 ========      ===========
Shares used in computing basic and diluted net loss per
  share.....................................................           --       17,042,083
                                                                 ========      ===========
(*) Amortization of deferred stock compensation:
     Engineering, development and operations................     $    236      $     3,442
     Sales and marketing....................................          357            7,732
     General and administrative.............................           67           10,343
                                                                 --------      -----------
                                                                 $    660      $    21,517
                                                                 ========      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                              OMNISKY CORPORATION

    CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS'
                                (DEFICIT) EQUITY
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                          CONVERTIBLE
                                        PREFERRED STOCK           COMMON STOCK       ADDITIONAL    RECEIVABLE
                                    -----------------------    -------------------    PAID-IN         FROM       DEFERRED STOCK
                                      SHARES       AMOUNT        SHARES     AMOUNT    CAPITAL     STOCKHOLDERS    COMPENSATION
                                    -----------   ---------    ----------   ------   ----------   ------------   --------------
Balance at May 7, 1999
 (inception)......................           --   $      --            --    $ --     $     --      $     --        $     --
                                    -----------   ---------    ----------    ----     --------      --------        --------
Issuance of common stock at
 $0.0513 per share in July 1999...                              6,137,641       6          309          (315)
Issuance of Series A preferred
 stock at $0.75 per share in
 August 1999, less issuance costs
 of $21...........................   17,219,335      12,893
Issuance of Series A warrants.....                      314
Issuance of Series A preferred
 stock at $0.8333 per share in
 November 1999 upon exercise of
 warrant..........................    3,000,000       2,500
Deferred stock compensation.......                                                       5,974                        (5,974)
Amortization of stock-based
 compensation.....................                                                                                       660
Net loss..........................
                                    -----------   ---------    ----------    ----     --------      --------        --------
Balance at December 31, 1999......   20,219,335      15,707     6,137,641       6        6,283          (315)         (5,314)
                                    -----------   ---------    ----------    ----     --------      --------        --------
Issuance of Series B preferred
 stock at $4.63 per share in
 January 2000, less issuance costs
 of $26...........................    4,319,427      19,973
Issuance of common stock options
 to consultants at $0.5132 per
 share in January 2000............                                                         136
Issuance of Series C preferred
 stock at $6.51 per share in April
 through June 2000, less issuance
 costs of $6,373 and less
 receivable from stockholders of
 $1,335...........................   13,953,012      83,125
Issuance of common stock to
 employees at various prices from
 April to July 2000 for notes
 receivable.......................                              3,372,604       4       11,686       (11,690)
Conversion of preferred stock to
 common stock upon close of IPO...  (38,491,774)   (118,805)   46,054,615      46      120,094        (1,335)
Issuance of common stock at $12.00
 per share on September 21, 2000
 less issuance costs of $10,813...                             10,465,000      10      114,757
Issuance of common stock at $11.16
 per share on September 21,
 2000.............................                                448,029       1        5,000
Exercise of stock options.........                                 27,248                   22
Deferred stock compensation.......                                                      41,892                       (41,892)
Amortization of deferred stock
 compensation.....................                                                                                    21,517
Payments on notes receivable......                                                                        13
Comprehensive income (loss):
   Net loss.......................
   Unrealized gain on
     investments..................
   Foreign currency translation
     adjustment...................
       Total comprehensive loss...
                                    -----------   ---------    ----------    ----     --------      --------        --------
Balance at December 31, 2000......           --   $       0    66,505,137    $ 67     $299,870      $(13,327)       $(25,689)
                                    ===========   =========    ==========    ====     ========      ========        ========


                                        OTHER                          TOTAL
                                    COMPREHENSIVE   ACCUMULATED    STOCKHOLDERS'
                                       INCOME         DEFICIT     (DEFICIT) EQUITY
                                    -------------   -----------   ----------------
Balance at May 7, 1999
 (inception)......................      $ --         $      --       $       --
                                        ----         ---------       ----------
Issuance of common stock at
 $0.0513 per share in July 1999...
Issuance of Series A preferred
 stock at $0.75 per share in
 August 1999, less issuance costs
 of $21...........................
Issuance of Series A warrants.....
Issuance of Series A preferred
 stock at $0.8333 per share in
 November 1999 upon exercise of
 warrant..........................
Deferred stock compensation.......
Amortization of stock-based
 compensation.....................                                          660
Net loss..........................                      (6,929)          (6,929)
                                        ----         ---------       ----------
Balance at December 31, 1999......        --            (6,929)          (6,269)
                                        ----         ---------       ----------
Issuance of Series B preferred
 stock at $4.63 per share in
 January 2000, less issuance costs
 of $26...........................
Issuance of common stock options
 to consultants at $0.5132 per
 share in January 2000............                                          136
Issuance of Series C preferred
 stock at $6.51 per share in April
 through June 2000, less issuance
 costs of $6,373 and less
 receivable from stockholders of
 $1,335...........................
Issuance of common stock to
 employees at various prices from
 April to July 2000 for notes
 receivable.......................
Conversion of preferred stock to
 common stock upon close of IPO...                                      118,805
Issuance of common stock at $12.00
 per share on September 21, 2000
 less issuance costs of $10,813...                                      114,767
Issuance of common stock at $11.16
 per share on September 21,
 2000.............................                                        5,001
Exercise of stock options.........                                           22
Deferred stock compensation.......
Amortization of deferred stock
 compensation.....................                                       21,517
Payments on notes receivable......                                           13
Comprehensive income (loss):
   Net loss.......................                    (118,446)        (118,446)
   Unrealized gain on
     investments..................       111                                111
   Foreign currency translation
     adjustment...................        48                                 48
       Total comprehensive loss...                                    [(118,287)]
                                        ----         ---------       ----------
Balance at December 31, 2000......      $159         $(125,375)      $  135,705
                                        ====         =========       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                              OMNISKY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               PERIOD FROM
                                                               MAY 7, 1999
                                                              (INCEPTION) TO    YEAR ENDED
                                                               DECEMBER 31,    DECEMBER 31,
                                                                   1999            2000
                                                              --------------   ------------
Cash flows from operating activities:
     Net loss...............................................     $(6,929)       $(118,446)
     Adjustments to reconcile net loss to net cash used in
      operating activities:
          Depreciation and amortization.....................         619            4,229
          Amortization of deferred stock compensation.......         660           21,517
          Gain on sale of investments.......................          --              (32)
          Provision for obsolete inventory and doubtful
            accounts receivable.............................          --            1,092
          Issuance of common stock options to consultants in
            exchange for services...........................          --              136
          Equity in net loss of affiliate...................          --            1,782
     Change in operating assets and liabilities:
          Accounts receivable...............................        (471)          (4,192)
          Inventories.......................................      (2,906)         (11,466)
          Prepaid expenses and other current assets.........      (5,364)          (6,310)
          Receivable from affiliate.........................          --             (233)
          Accounts payable..................................       2,194           21,785
          Accrued and other current liabilities.............       4,259            3,520
          Due to and advances from stockholder..............       5,097           (2,274)
          Deferred revenue..................................         457            6,060
                                                                 -------        ---------
               Net cash used in operating activities........      (2,384)         (82,832)
                                                                 -------        ---------
Cash flows from investing activities:
     Restricted cash deposit................................          --           (8,210)
     Purchases or development of property and equipment.....        (492)         (20,289)
     Purchase of investments................................          --         (139,341)
     Sale/maturity of investments...........................          --           75,578
     Investment in affiliate................................          --           (5,000)
                                                                 -------        ---------
               Net cash used in investing activities........        (492)         (97,262)
                                                                 -------        ---------
Cash flows from financing activities:
     Proceeds from issuances of preferred stock, net of
      issuance costs........................................       7,143          103,098
     Proceeds from exercise of warrants for preferred
      stock.................................................       2,500               --
     Proceeds from issuance of common stock, net of issuance
      costs.................................................          --          119,768
     Proceeds from payments on stockholders notes
      receivable............................................          --               13
     Proceeds from exercises of common stock options........          --               22
                                                                 -------        ---------
               Net cash provided by financing activities....       9,643          222,901
                                                                 -------        ---------
Effect of exchange rate changes on cash and cash
  equivalents...............................................          --               48
                                                                 -------        ---------
Net increase in cash and cash equivalents...................       6,767           42,855
Cash and cash equivalents, beginning of period..............          --            6,767
                                                                 -------        ---------
Cash and cash equivalents, end of period....................     $ 6,767        $  49,622
                                                                 =======        =========
Supplemental non-cash financing activities:
Issuance of preferred stock in connection with purchased
  technology licenses.......................................     $ 5,750        $      --
                                                                 =======        =========
Issuance of warrants in connection with purchased technology
  license...................................................     $   314        $      --
                                                                 =======        =========
Issuance of preferred stock for notes.......................     $    --        $   1,335
                                                                 =======        =========
Issuance of common stock for notes..........................     $   315        $  11,690
                                                                 =======        =========
Deferred stock compensation related to sales of restricted
  stock and common stock option grants to employees.........     $ 5,974        $  41,892
                                                                 =======        =========

  The accompanying notes are an integral part of these consolidated financial statements.

                              OMNISKY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION:

Formation of company and description of business

     OmniSky Corporation (the "Company"), formerly AirWeb Corporation, was incorporated on May 7, 1999 and initially did business under the name "OpenSky". The Company provides wireless applications and services for use on mobile devices. It offers wireless services directly to individuals and enterprises under the OmniSky brand. Starting in 2001, the Company began offering a suite of applications and services to wireless carriers, hardware manufacturers, content providers and other third parties, enabling those companies to offer branded or customized versions of the Company's wireless applications and services to their own end users. The applications and services enable subscribers and other service users to access and navigate the Internet, send and receive corporate and personal email messages, chat with other instant message users and securely conduct e-commerce transactions over mobile devices.

     The Company initiated its beta test in December 1999, and formally launched its wireless service in the United States in May 2000. The Company extended its wireless service into the United Kingdom in February 2001 through OmniSky International, the joint venture the Company formed in 2000 with one of its principal stockholders, News Corporation.

     During the year ended December 31, 2000, the Company had a single operating segment and had no organizational structure dictated by product or service lines, geography or customer type. The results of its startup operation in the United Kingdom were not material for 2000 and that entity generated no revenues.

Stock splits

     On April 4, 2000 the Company effected a 2 for 1 common stock split, and on August 1, 2000 the Company effected a 0.7307 for 1 reverse stock split. The two common stock splits resulted in the net issuance of 1.4613 shares for each one share outstanding before April 4, 2000. These consolidated financial statements and all references to common stock contained in these consolidated financial statements and notes give retroactive effect to the stock splits.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of consolidation

     The consolidated financial statements of the Company include the accounts of a wholly-owned subsidiary, OmniSky Limited, which is domiciled in the United Kingdom. The functional currency of the Company's foreign subsidiary is the local currency. During consolidation, assets and liabilities are translated at year-end currency exchange rates and revenue and expense items are translated at average currency exchange rates prevailing during the period. Unrealized gains and losses from foreign currency translation are accumulated as a component of other comprehensive income (loss) and presented as a separate component of stockholders' equity (deficit). All significant intercompany balances and transactions have been eliminated.

Use of estimates

     Preparation of the accompanying consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

                              OMNISKY CORPORATION

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- CONTINUED

Certain risks and concentrations

     The Company has a history of losses since its formation in 1999. Through December 31, 2000, the Company had an accumulated deficit of $125.4 million, and for the year ended December 31, 2000, had an operating loss of $121.6 million and negative cash flows from operations of $82.8 million. During 1999 and 2000, the Company completed several rounds of private equity financing, which generated net proceeds of $123.8 million. During September 2000, the Company completed its initial public offering, which generated net proceeds of $114.8 million. The Company expects to continue to incur significant operating losses and negative cash flows from operations in the future as it continues to develop its operations and expand its business. Management of the Company believes that its cash and cash equivalents, together with vendor, bank and partner financing it is seeking, will provide sufficient capital to fund the Company's operations for at least the next 12 months if management's assumptions about revenue and expenses are generally accurate. The Company does not expect to be profitable in the next 12 months, so it will likely need to raise additional funds in the future through public or private financings or other similar arrangements. Additional financing may not be available on acceptable terms, if at all, and the inability to obtain that financing could adversely affect the continued operation of the Company's business.

     The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, investments, restricted cash deposits and accounts receivable. The Company's cash and cash equivalents and restricted cash are deposited with major financial institutions in the United States and the United Kingdom. At times, such deposits may be in excess of the amount of insurance provided on such deposits. The Company's short-term investments and investments are held in accounts with major investment banking firms in the United States. To date, the Company has not experienced any losses on its deposits of cash and cash equivalents, short-term investments, investments and restricted cash.

     Approximately 85% of the Company's equipment sales are made by credit card, and the remainder relate to sales to retail and enterprise customers where the Company extends credit. Almost all of the Company's service revenues are charged to credit cards. At December 31, 2000, three customers had balances comprising 21%, 20% and 10% of total accounts receivable.

     The Company is highly dependent on third-party providers for wireless communication services and wireless modem devices that are used in providing services to customers. The Company's inventory is currently provided by one supplier. In addition, the Company relies on a third party for subscriber billing and customer support, and on another company for inventory warehousing and fulfillment.

     The Company operates in a highly competitive environment subject to rapid technological change and emergence of new technology. Although management believes its services are transferable to emerging technologies, rapid changes in technology could have an adverse financial impact on the Company.

Fair value of financial instruments

     The fair value of the Company's cash and cash equivalents, accounts receivable and accounts payable approximate their carrying value due to the short maturity or market rate structure of those instruments.

Cash and cash equivalents

     The Company considers all highly liquid investments with original or remaining maturities of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are reported at cost, which approximates fair value. The Company's cash equivalents consist of money market funds, short-term deposits and highly-liquid short-term commercial paper.

                              OMNISKY CORPORATION

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- CONTINUED

Investments

     The Company classifies all short-term investments and investments as available-for-sale and reports them at fair value, with unrealized gains and losses, net of tax, recorded in stockholders' equity. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. At December 31, 2000, the Company's investments were comprised of commercial paper, government securities and corporate debt securities. Cost of securities sold is determined on a specific identification basis.

Inventories

     Inventories, principally wireless modem devices and accessories, are stated at the lower of cost (first-in, first-out basis) or market. The inventory of the Company is subject to rapid technological changes that could have an adverse impact on its realization in future periods.

Property and equipment

     Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Expenditures for maintenance and repairs are charged to expense as incurred.

     Depreciation and amortization periods are as follows:

              TYPE OF ASSET:                        DEPRECIATION OR AMORTIZATION PERIOD
              --------------                        -----------------------------------
Computer equipment                                                 2 years
Software                                                         1-4 years
Furniture, fixtures and equipment                                3-5 years
Leasehold improvements                                          5-10 years

     The Company has adopted Statement of Position 98-1, which requires software development costs associated with internal use software to be charged to engineering, development and operations until certain capitalization criteria are met. Once capitalization criteria are met, any such project costs are capitalized and amortized over their estimated useful lives. Amortization on the projects begins when the software is ready for its intended use. During the period ended December 31, 1999, no such project costs were capitalized. For the year ended December 31, 2000, $14,586,000 was capitalized.

Intangibles

     Intangible assets consist of acquired technology licenses. These assets are being amortized using the straight-line method over their estimated useful life of four years.

Accounting for long-lived assets

     The Company evaluates the recoverability of its long-lived assets in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Impairments, if any, are recognized in operating results in the period in which an impairment in value is determined.

                              OMNISKY CORPORATION

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- CONTINUED

Revenue and deferred revenue

     The Company derives revenue from providing wireless applications and service, including content and messaging, for mobile devices and from the sale of related equipment and accessories. During 2000, the Company focused principally on marketing its services to individual mobile professionals. At the end of 2000, the Company announced that it had begun several initiatives to extend its business into the enterprise market and to offer its applications and services to wireless carriers, hardware manufacturers, content providers and other third parties. As a result, the Company's sources of revenue and its accounting policies for those revenues may be different as it continues to extend its business into new markets.

     Wireless service revenue consists of a flat rate charged for unlimited use of the Company's service. Service can be purchased on a month-to-month basis or for a lower rate through an annual prepayment contract. The Company bills subscribers monthly or annually in advance and recognizes revenue ratably over the service period beginning with the date at which customers are no longer entitled to a refund (30 days after the beginning of the initial service period). Amounts billed or received in advance of revenue are recorded as deferred revenue. Any discounts or rebates provided to customers are recognized as a reduction of revenue at the time the related revenue is recorded.

     Service revenue also consists of content revenue, which includes sponsorships and slotting fees, which are recorded ratably over the service period. Barter revenue associated with content results from the exchange by the Company of slotting fees on the Company's wireless interface for advertising on the Web site of third parties. Barter revenue is recognized in accordance with Emerging Issues Task Force ("EITF") Issue No. 99-17, "Accounting for Advertising Barter Transactions", which was adopted by the Company in 2000. Under EITF No. 99-17, the Company records non-monetary content revenue transactions at fair value only when the Company has an established historical practice of selling similar content services for cash and the characteristics of the revenue are similar in nature. Such amounts were not significant in 2000.

     Equipment revenue consists of the fees charged for wireless modems, for related accessories such as power adaptors, and for any shipping fees charged to customers. Customers buying equipment directly from the Company are offered a 30-day refund period during which they may test the equipment and service without obligation. Equipment revenue on direct sales is deferred until the 30-day refund period has been completed. Customers buying equipment through retailers are subject to the return policies of those retailers. Equipment revenue on sales through retailers is deferred until sell-through to the final customer net of actual returns for defective merchandise.

     Where customers pay in advance for equipment for which they may be entitled to an incentive rebate in the future, the Company defers the revenue and records a liability in accrued and other current liabilities. If the customer terminates prior to being entitled to the rebate, the Company records the revenue at the time of customer termination and reverses the liability. Otherwise, such amounts are rebated to the customers.

     During the Company's beta test period (December 1999 through April 2000), subscribers were charged a flat rate that combined equipment and service over the beta test period. Revenue and the related cost of revenue was recognized ratably over the beta test period from the date at which customers were no longer entitled to a refund (30 days after the initial sale). The Company recognized no revenue from the beta test in the period ended December 31, 1999. Of the $1.2 million of beta revenue recognized in the year ended December 31, 2000, $0.7 million was for services and $0.5 million was for equipment.

Cost of revenue

     Cost of wireless service revenue consists principally of the activation fees, airtime and network operations costs incurred to provide the Company's wireless service, as well as costs related to providing technical

                              OMNISKY CORPORATION

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- CONTINUED

support. It also includes fees paid to content providers for information carried on the Company's service. These costs are recognized as incurred.

     Cost of equipment revenue consists of the cost of equipment sold, provisioning, shipping, warehousing and distribution costs incurred.

     Cost of beta period revenue consists of the combined cost of wireless service and equipment incurred during the beta period (December 1999 through April 2000). Of the $4.3 million of cost of beta period revenue recognized in the year ended December 31, 2000, $1.9 million was for services and $2.4 million was for equipment.

     Where the Company defers equipment revenue pending completion of the customer refund period, both during and after the beta period, related costs of equipment revenue are also deferred and are recognized over the same period as the related revenue. However, where the Company will incur a loss on the sale of equipment, it limits the deferral of the cost of equipment so that it does not exceed the related deferred revenue.

Engineering, development and operations

     Engineering, development and operations costs are expensed as incurred.

Advertising and cooperative marketing costs

     The Company expenses the production costs of advertising the first time the advertising takes place. Advertising costs related to advertising barter transactions are recorded in accordance with EITF 99-17. At December 31, 2000, prepaid advertising consists of deposits and production costs for future advertising campaigns. Sales and marketing expense is reflected net of amounts reimbursed under a cooperative marketing arrangement with AT&T Wireless. Cooperative advertising funds received in advance of the Company incurring the related marketing costs are recorded as advance marketing costs in accrued and other current liabilities. As of December 31, 2000, all marketing funds received under this arrangement have been expended. Advertising expense was $1,866,000 and $47,007,000 in the periods ended December 31, 1999 and December 31, 2000, respectively, before reimbursements recognized under the cooperative marketing agreement of $933,000 and $9,067,000, respectively.

Stock-based compensation

     The Company accounts for stock-based compensation issued to employees using the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, presents disclosure of pro forma information required under SFAS No. 123, "Accounting for Stock-Based Compensation." Stock and other equity instruments issued to non-employees are accounted for in accordance with SFAS 123 and EITF Issue No. 96-18, "Accounting for Equity Instruments With Variable Terms That Are Issued for Consideration Other Than Employee Services under FASB Statement No. 123," and valued using the Black-Scholes model.

Income taxes

     The Company accounts for its income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and tax basis of assets and liabilities, measured at tax rates that will be in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

                              OMNISKY CORPORATION

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- CONTINUED

Foreign currency transactions

     Realized gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations.

Comprehensive income (loss)

     Comprehensive income (loss), as defined, includes all changes in equity during a period from non-stockholder sources. There was no difference between the Company's net loss and its total comprehensive loss through December 31, 1999. The Company's total comprehensive loss through December 31, 2000 is reported on the accompanying consolidated statement of convertible preferred stock and stockholders' (deficit) equity.

Net loss per common share

     Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period net of common shares subject to repurchase. Diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period net of common shares subject to repurchase. Common equivalent shares, composed of common shares issuable upon exercise of stock options and upon conversion of preferred stock, are included in the diluted net loss per share computation to the extent such shares are dilutive.

     A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows:

                                                            PERIOD FROM
                                                            MAY 7, 1999
                                                            (INCEPTION)      YEAR ENDED
                                                          TO DECEMBER 31,   DECEMBER 31,
                                                               1999             2000
                                                          ---------------   -------------
Numerator:
  Net loss..............................................    $(6,929,000)    $(118,446,000)
                                                            ===========     =============
Denominator:
  Weighted average common shares -- basic...............      6,137,641        23,101,667
  Weighted average shares subject to repurchase.........     (6,137,641)       (6,059,584)
                                                            -----------     -------------
  Denominator for basic and diluted calculation.........             --        17,042,083
                                                            ===========     =============
Net loss -- basic and diluted...........................    $        --     $       (6.95)
                                                            ===========     =============

     Diluted net loss does not include the effect of the following antidilutive common equivalent shares:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              ------------   ------------
Common stock options........................................    2,380,528     11,417,423
Convertible preferred stock.................................   29,547,385             --
                                                               ----------     ----------
                                                               31,927,913     11,417,423
                                                               ==========     ==========

Recently issued accounting pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 established new standards of accounting and reporting for derivative instruments

                              OMNISKY CORPORATION

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: -- CONTINUED

and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income (loss), depending on the type of hedging relationship that exists. In July 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective of SFAS No. 133 until fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The adoption of this pronouncement, effective January 1, 2001, had no material impact on the Company's financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the Company has complied with the guidance of SAB 101 for all periods presented.

     In March 2000, the FASB issued Financial Interpretation ("FIN") No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of an employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44, effective July 1, 2000, did not have a material impact on the Company's financial position or results of operations.

     In various areas, including revenue recognition and other Internet-related issues, accounting standards and practices continue to evolve. The SEC recently issued interpretative guidance relating to SAB 101, and the FASB's EITF continues to address revenue and other Internet-related accounting issues. The Company believes it is in compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact the Company's accounting for its operations.

NOTE 3 -- BALANCE SHEET COMPONENTS (IN THOUSANDS):

     Short-term investments and investments:

                                                         AVAILABLE FOR SALE SECURITIES
                                                 ---------------------------------------------
                                                              GROSS         GROSS
                                                            UNREALIZED    UNREALIZED   MARKET
              DECEMBER 31, 2000:                  COST        GAINS         LOSSES      VALUE
              ------------------                  ----      ----------    ----------   ------
Corporate bonds................................  $27,076     $   113        $   --     $27,189
Government agencies............................   19,787          15            --      19,802
Commercial paper...............................   16,882          --            (4)     16,878
Equity securities..............................       50          --           (13)         37
                                                 -------     -------        ------     -------
                                                 $63,795     $   128        $  (17)    $63,906
                                                 =======     =======        ======     =======

                              OMNISKY CORPORATION

NOTE 3 -- BALANCE SHEET COMPONENTS (IN THOUSANDS): -- CONTINUED

                                                            DUE IN ONE    DUE AFTER
              DECEMBER 31, 2000:                           YEAR OR LESS   ONE YEAR     TOTAL
              ------------------                           ------------   ---------    -----
Corporate bonds................................              $23,561       $3,628     $27,189 ...
Government agencies............................               19,802           --     19,802 ...
Commercial paper...............................               16,878           --     16,878 ...
                                                             -------       ------     -------
                                                             $60,241       $3,628     $63,869
                                                             =======       ======     =======

     Realized gains and losses from sales of each type of security were immaterial for 2000. There were no realized gains or losses for 1999.

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              ------------   ------------
Accounts receivable, net:
  Accounts receivable.......................................      $471          $4,663
  Less: Allowance for doubtful accounts.....................       (--)           (368)
                                                                  ----          ------
                                                                  $471          $4,295
                                                                  ====          ======

     The provision for doubtful accounts receivable was $0 and $368,000 for the periods from May 7, 1999 (inception) to December 31, 1999 and for the year ended December 31, 2000, respectively.

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              ------------   ------------
Inventories:
  Raw materials.............................................     $   --        $ 6,870
  Finished goods............................................      2,906          6,778
                                                                 ------        -------
                                                                 $2,906        $13,648
                                                                 ======        =======

     The provision for obsolete inventory was $0 and $724,000 for the periods from May 7, 1999 (inception) to December 31, 1999 and for the year ended December 31, 2000, respectively.

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              ------------   ------------
Prepaid expenses and other current assets:
  Deferred cost of revenue..................................     $  457        $ 3,924
  Deposits..................................................          2          2,329
  Prepaid advertising.......................................         --          2,228
  Interest receivable on investments........................         --            921
  Advances on inventory purchases...........................      4,832             --
  Other.....................................................         73          2,272
                                                                 ------        -------
                                                                 $5,364        $11,674
                                                                 ======        =======

                              OMNISKY CORPORATION

NOTE 3 -- BALANCE SHEET COMPONENTS (IN THOUSANDS): -- CONTINUED

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              ------------   ------------
Property and equipment, net:
  Computer equipment........................................      $317         $ 4,830
  Software..................................................        61          14,586
  Furniture, fixtures and equipment.........................       114             987
  Leasehold improvements....................................        --             378
                                                                  ----         -------
                                                                   492          20,781
  Less: accumulated depreciation and amortization...........       (24)         (2,737)
                                                                  ----         -------
                                                                  $468         $18,044
                                                                  ====         =======

     Depreciation and amortization expense related to property and equipment was $24,000 and $2,713,000 for the periods from May 7, 1999 (inception) to December 31, 1999 and for the year ended December 31, 2000, respectively.

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              ------------   ------------
Intangibles, net:
  Purchased technology licenses.............................     $6,064         $6,064
  Less: accumulated amortization............................       (595)        (2,111)
                                                                 ------         ------
                                                                 $5,469         $3,953
                                                                 ======         ======

     Amortization expense related to intangibles was $595,000 and $1,516,000 for the periods from May 7, 1999 (inception) to December 31, 1999 and for the year ended December 31, 2000, respectively.

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              ------------   ------------
Accrued and other current liabilities:
  Customer incentive plan liability.........................     $   --         $3,978
  Accrued employee compensation.............................        158          1,812
  Advance under cooperative marketing arrangement...........      4,067             --
  Other.....................................................         34          1,989
                                                                 ------         ------
                                                                 $4,259         $7,779
                                                                 ======         ======

NOTE 4 -- RELATED PARTY TRANSACTIONS:

     In August 1999, the Company issued 10,000,000 shares of Series A preferred stock to 3Com in exchange for $7.0 million and a five-year, non-exclusive, non-assignable, worldwide license to certain proprietary software of 3Com's Palm Computing business, which was valued at $500,000 based on the cash received in connection with the Series A issuance. A representative of 3Com serves on the Company's board of directors. At December 31, 2000, 3Com's ownership in the Company was approximately 22.0% of the Company's outstanding capital stock.

     In connection with the August 1999 preferred stock financing, the Company issued to Aether Systems Inc. ("Aether") 7,000,000 shares of Series A preferred stock and warrants to purchase an additional 3,000,000 shares of Series A preferred stock for $2.5 million. In exchange, the Company received from Aether a perpetual, non-exclusive, non-assignable, worldwide license to certain proprietary Aether software, which was valued at $5.25 million based on the cash received in conjunction with the Series A issuance that is being

                              OMNISKY CORPORATION

NOTE 4 -- RELATED PARTY TRANSACTIONS: -- CONTINUED

amortized over its estimated useful life of four years. Aether exercised its warrants in November 1999 and acquired the additional shares for cash. In connection with the January 2000 preferred stock financing, Aether acquired an additional 1,439,809 shares of Series B preferred stock for $6.7 million in cash. Aether's chief executive officer serves on the Company's board of directors. At December 31, 2000, Aether's ownership in the Company was approximately 25.1% of the Company's outstanding capital stock.

     Aether has provided engineering, network and technical support services to the Company for which the Company recognized approximately $2.1 million and $3.5 million in engineering and network costs to Aether in the periods ended December 31, 1999 and December 31, 2000, respectively. The Company also pays Aether $1.50 per month per subscriber for the use of Aether's network operating center which totaled zero and $0.3 million for the periods ended December 31, 1999 and December 31, 2000, respectively. In addition, the Company purchased software licenses and related maintenance from Aether in 2000 which totaled $1.9 million.

     Aether also agreed in November 1999 to purchase 25,000 modems from the Company for $5.75 million. Under the agreement, Aether advanced the Company $4.6 million, of which the Company received approximately $3.5 million after applying amounts due to Aether for services. In May 2000, the agreement with Aether was revised to lower by 8,000 units the purchase commitment; accordingly, in July 2000, the Company repaid Aether $1.84 million for the modems it did not purchase. As the modems sold to Aether are at the Company's cost per unit, and given Aether's investment and business relationships with the Company, no revenue is recognized upon sale of modems to Aether. In the periods ended December 31, 1999 and December 31, 2000, respectively, 500 and 6,080 modems were sold to Aether.

     The net advances from and amounts due to Aether are as follows (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              ------------   ------------
Advances from Aether........................................     $4,485         $1,247
Amounts due to Aether.......................................        612          1,576
                                                                 ------         ------
                                                                 $5,097         $2,823
                                                                 ======         ======

     The Company formed an international joint venture with News Corporation in April 2000 to pursue business opportunities outside of the United States. During 2000, pending completion of tax and legal structuring reviews, each party contributed $5 million to initially fund the new joint venture. The joint venture is 50% owned by News Corporation and 50% by the Company. The Company records its interest in the joint venture under the equity method of accounting. The Company has subsequently contributed an additional $6.5 million during the first quarter of 2001. A representative of News Corporation serves on the Company's board of directors.

     In accordance with the joint venture agreement and a related equity investment in the Company by News Corporation (9,210,337 shares of Series C preferred stock at $6.51 per share totaling approximately $60 million), in June 2000, the Company committed to spend $30 million over a five year period for advertising with News Corporation's affiliates in the United States. At December 31, 2000, approximately $0.6 million had been spent. Likewise, in accordance with an equity investment in OmniSky by America Online, Inc., it committed to spend $3.0 million over the period through February 2002 for interactive advertising services with AOL. As of December 31, 2000, the Company had spent $0.9 million under this arrangement.

     The Company purchased $250,000 of network consulting services in the year ended December 31, 2000 from Akamai Technologies, Inc. ("Akamai"). During 2000, Akamai purchased 500 modems and entered into

                              OMNISKY CORPORATION

NOTE 4 -- RELATED PARTY TRANSACTIONS: -- CONTINUED

related service plans, for which the Company will recognize approximately $315,000 of revenue during 2001. A representative of Akamai serves on the Company's board of directors. At December 31, 2000, Akamai's ownership in the Company was approximately 0.17% of the Company's outstanding capital stock.

NOTE 5 -- COMMITMENTS AND CONTINGENCIES:

     At December 31, 2000, the Company had the following contractual commitments that are described further in the following paragraphs (amounts in millions):

                                                                              2003-
                                                              2001    2002    2011
                                                              -----   -----   -----
Noncancelable operating leases net of subleases.............  $ 5.2   $ 9.2   $73.8
Letter of credit for office space...........................    3.7      --      --
Contracts for construction and furnishing of office space
  less landlord contribution................................    5.3      --      --
Telesales, customer care, billing and reporting and
  technical support services................................    1.8     1.8      --
Inventory warehousing and fulfillment.......................    0.2     0.2      --
Airtime for customers.......................................    1.4     1.7     1.9
Software license fees.......................................    0.6     0.6     0.4
International joint venture.................................    6.5      --      --
Advertising.................................................    4.7     8.4    18.4
                                                              -----   -----   -----
          Total commitments.................................  $29.4   $21.9   $94.5
                                                              =====   =====   =====

     Future minimum lease payments included above under noncancelable operating leases net of subleases at December 31, 2000, are as follows (in thousands):

                                                              OPERATING
                  YEAR ENDING DECEMBER 31,                     LEASES     SUBLEASE
                  ------------------------                    ---------   --------
2001........................................................   $ 8,058    $(2,890)
2002........................................................     9,215         --
2003........................................................     9,100         --
2004........................................................     9,132         --
2005........................................................     9,237         --
Thereafter..................................................    46,321         --
                                                               -------    -------
          Total minimum lease payments......................   $91,063    $(2,890)
                                                               =======    =======

     Rental expense under noncancelable operating leases was $179,000 and $1,384,000 for the periods ended December 31, 1999 and December 31, 2000, respectively.

     In connection with a lease, the Company provided a $7.4 million irrevocable letter of credit to the landlord in 2000, and is obligated to provide an additional $3.7 million irrevocable letter of credit to the landlord in early 2001. For another location, the Company provided an $800,000 letter of credit during 2000 that expires in 2007 to secure its obligations. These letters of credit are or will be collateralized by a restricted cash deposit that will be reflected in long-term assets. In conjunction with a lease, the Company also granted a warrant to the landlord to purchase up to 95,901 shares of its common stock at a purchase price of $8.91 per share.

                              OMNISKY CORPORATION

NOTE 5 -- COMMITMENTS AND CONTINGENCIES: -- CONTINUED

     The Company is in the process of building out the new office space, for which it has contracted to spend $5.3 million for construction, furniture and fixtures net of landlord contributions.

     The Company entered into a three-year agreement in 1999 with a company that provides it with telesales, customer care, billing and reporting and technical support services. There are minimum annual payments under that agreement of $1.8 million for each of 2001 and 2002, excluding additional subscriber-based charges of up to $0.50 per subscriber per month.

     The Company also entered into a two-year agreement in 2000 with a company that provides it with inventory warehousing and fulfillment. There are minimum annual payments under that agreement of $0.2 million in each of 2001 and 2002.

     There are contractual minimum airtime commitments with one of the Company's wireless carriers to the extent it doesn't meet certain minimum customer commitments. These total $1.4 million in 2001, $1.7 million in 2002 and $1.9 million in 2003.

     The Company licenses software from a vendor that requires a minimum commitment of $0.6 million in each of 2001 and 2002, and $0.4 million in 2003.

     The Company formed a joint venture with News Corporation in April 2000 to pursue international opportunities for its business outside of the United States. Each party agreed to contribute $11.5 million in cash to the venture and expects to contribute additional funding, and provide additional technical and related support, to the venture over time. Through December 31, 2000, the Company has advanced $5.0 million to the joint venture, and subsequently has contributed an additional $6.5 during the first quarter of 2001.

     In accordance with the joint venture agreement and as a condition to the related equity investment in the Company by News Corporation, the Company committed to spend $30.0 million over the next five years for advertising services with News Corporation's affiliates in the United States. As of December 31, 2000, the Company had spent $0.6 million under this arrangement. Likewise, in accordance with an equity investment in the Company by AOL, it committed to spend $3.0 million over the period through February 2002 for interactive advertising services with AOL. As of December 31, 2000, the Company had spent $0.9 million under this arrangement.

     On July 6, 2000, a complaint was filed in the United States District Court for the Northern District of California captioned "Julia Butterfly Hill v. AT&T Corporation, a New York corporation; AT&T Wireless Services, Inc., a Delaware corporation; OmniSky Corporation, a Delaware corporation; TWBA Chiat/Day, a Delaware corporation; and Does I-XX, inclusive." The complaint alleges, among other things, false endorsement and false designation of origin, false and misleading advertising and misappropriation of likeness and image. The Company intends to defend itself vigorously and believes that the claims alleged are without merit. The Company does not believe that the resolution of this matter will have a material effect on its financial condition or results of operations.

     On February 2, 2001, a complaint was filed in the United States District Court for the District of Delaware captioned "Leon Stambler v. RSA Security Inc., Verisign Inc., First Data Corporation, Openwave Systems Inc. and OmniSky Corporation." The complaint alleges, among other things, that encryption technology licensed from third parties and incorporated into the Company's service infringes third party patents. The Company is seeking indemnification from the companies that it licenses its encryption technology from and intends to defend its interests vigorously. The Company does not believe resolution of this matter will have a material effect on its financial condition or results of operations.

     Except as described in the previous two paragraphs, the Company is not currently subject to any material legal proceedings. The Company may from time to time, however, become a party to various legal proceedings

                              OMNISKY CORPORATION

NOTE 5 -- COMMITMENTS AND CONTINGENCIES: -- CONTINUED

arising in the ordinary course of its business. The Company also may be indirectly affected by administrative or court proceedings or actions in which The Company is not involved but which have general applicability to the Internet or wireless industries.

NOTE 6 -- COMMON STOCK AND CONVERTIBLE PREFERRED STOCK:

  Authorized shares

     The Company's Certificate of Incorporation, as amended, authorizes the Company to issue 200,000,000 shares of common stock and 10,000,000 shares of preferred stock.

  Initial public offering and conversion of convertible preferred stock

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

     Upon the completion of the initial public offering, all of the outstanding shares of the Company's convertible preferred stock automatically converted into an aggregate of 46,054,615 shares of common stock.

  Receivable from stockholders

     At December 31, 1999 and December 31, 2000, certain executive officers had notes payable to the Company of $324,000 and $13,783,000, including accrued interest, for the purchase of the Company's common and preferred stock. The notes are non-recourse as to principal and are recourse as to interest. The notes accrue interest at a rate of 6% per year and are due July 2003 through August 2004.

  Right of repurchase

     A portion of the shares sold to employees, directors or consultants are subject to a right of repurchase by the Company subject to vesting, which is generally over a three to four year period from the earlier of grant date or employee hire date, as applicable, until vesting is complete. At December 31, 1999, all common shares outstanding were subject to repurchase as the initial vesting for 6/48 of these shares did not lapse until January 2000; the remaining shares vest 1/48 per month thereafter. At December 31, 2000, 5,791,986 shares were subject to a right of repurchase.

  Stock option plan

     In July 1999, the Company adopted the 1999 Stock Plan, and in July 2000, the Company adopted the 2000 Stock Plan (collectively, the "Plans"). The Plans provide for the granting of stock options to employees, directors and consultants of the Company. Options granted under the Plans may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to Company employees, non-employee directors and consultants. At December 31, 2000, the Company had reserved 13,727,216 shares of common stock for issuance under the Plans.

     Options under the Plans may be granted for a period of up to ten years, provided, however, that (i) the exercise price of an ISO and NSO granted to Company employees shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively, and (ii) the exercise price of an ISO and NSO granted to a 10% stockholder shall not be less than 110% of the estimated fair value of the shares on the

                              OMNISKY CORPORATION

NOTE 6 -- COMMON STOCK AND CONVERTIBLE PREFERRED STOCK: -- CONTINUED

date of grant. To date, options granted generally vest over four years, except options granted to directors which generally vest ratably over one year.

     The following table summarizes activity under the Plans:

                                                                                     WEIGHTED
                                                                                     AVERAGE
                                                    SHARES AVAILABLE     OPTIONS     EXERCISE
                                                       FOR GRANT       OUTSTANDING    PRICE
                                                    ----------------   -----------   --------
Balance at May 7, 1999 (inception)................      8,475,789              --         --
  Options granted.................................     (2,380,528)      2,380,528     $ 0.34
                                                       ----------      ----------     ------
Balance at December 31, 1999......................      6,095,261       2,380,528     $ 0.34
                                                       ----------      ----------     ------
  Options authorized..............................      5,278,675              --         --
  Options granted at market value.................     (8,891,489)      8,891,489     $ 6.93
  Options granted at less than market value.......       (396,534)        396,534     $10.43
  Options cancelled...............................        223,880        (223,880)    $ 1.36
  Options exercised...............................             --         (27,248)    $ 0.81
                                                       ----------      ----------     ------
Balance at December 31, 2000......................      2,309,793      11,417,423     $ 5.80
                                                       ==========      ==========     ======
Exercisable, December 31, 1999....................                              0     $ 0.34
                                                                       ==========     ======
Exercisable, December 31, 2000....................                      1,177,303     $ 2.62
                                                                       ==========     ======

     The options outstanding, and currently exercisable by exercise price at December 31, 2000, are as follows:

                                   OUTSTANDING                              EXERCISABLE
                 ------------------------------------------------   ----------------------------
                              WEIGHTED AVERAGE
                                 REMAINING           WEIGHTED                       WEIGHTED
                              CONTRACTUAL LIFE   AVERAGE EXERCISE               AVERAGE EXERCISE
EXERCISE PRICE     NUMBER         (YEARS)             PRICE          NUMBER          PRICE
- --------------   ----------   ----------------   ----------------    ------     ----------------
$ 0.34 - $2.05    3,684,045         9.01              $ 0.79          911,542        $ 0.65
  3.15 -  4.79    2,892,725         9.36                4.03           64,730          3.89
  8.21 - 11.00    3,201,713         9.62                9.92          105,105         10.36
 12.00 - 17.94    1,638,940         9.72               12.13           95,926         12.00
                 ----------                                         ---------
$ 0.34 - $17.94  11,417,423         9.37              $ 5.80        1,177,303        $ 2.62
                 ==========                                         =========

     In connection with certain stock option grants and restricted common stock issuances to employees during the periods ended December 31, 1999 and December, 2000, the Company recorded deferred stock compensation totaling $6.0 million and $41.9 million, respectively, which is being amortized over the vesting periods of the related options which is generally four years using the method set out in FASB Interpretation ("FIN") No. 28. Under the FIN 28 method, each vested tranche of options is accounted for as a separate option grant awarded for services. Accordingly, the compensation expense is recognized over the period during which the services have been provided. This method results in higher compensation expense in the earlier vesting periods of the related options. Amortization of this stock-based compensation was $660,000 and $21,517,000 for the periods ended December 31, 1999 and December 31, 2000, respectively. For stock issuances and grants made through December 31, 2000, the Company expects to amortize stock-based compensation expense of $13.7 million in 2001, $7.4 million in 2002, $3.7 million in 2003, and $0.9 million in 2004, assuming no cancellations.

     Options granted include options issued to consultants in January 2000 to acquire 51,148 shares of common stock at an exercise price of $0.513 in exchange for the provision of services. The shares vested

                              OMNISKY CORPORATION

NOTE 6 -- COMMON STOCK AND CONVERTIBLE PREFERRED STOCK: -- CONTINUED

immediately upon issuance. The fair value of these options has been estimated using the Black-Scholes pricing model at the date of the grant using a weighted-average risk free rate of 5.69%, an expected dividend yield of zero percent and a volatility of 60%, resulting in a fair value of $136,000. Stock-based compensation related to stock options granted to consultants is recognized as earned. The Company recorded stock-based compensation of $136,000 in the year ended December 31, 2000.

  Pro forma stock-based compensation

     The Company has adopted the disclosure-only provisions of SFAS 123 for option grants to employees. Had compensation cost been determined based on the fair value at the grant date for the awards in 1999 and 2000 consistent with the provisions of SFAS 123, the Company's net loss would have been as follows (in thousands):

                                                          PERIOD FROM MAY 7,
                                                           1999 (INCEPTION)     YEAR ENDED
                                                           TO DECEMBER 31,     DECEMBER 31,
                                                                 1999              2000
                                                          ------------------   ------------
Net loss -- as reported.................................       $(6,929)         $(118,446)
Net loss -- pro forma...................................       $(6,982)         $(131,897)
Net loss per common share -- basic and diluted, as
  reported..............................................       $    --          $   (6.95)
Net loss per common share -- basic and diluted, pro
  forma.................................................       $    --          $   (7.74)

     Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                          PERIOD FROM MAY 7,
                                                           1999 (INCEPTION)     YEAR ENDED
                                                           TO DECEMBER 31,     DECEMBER 31,
                                                                 1999              2000
                                                          ------------------   ------------
Risk-free interest rate.................................         6.03%             4.92%
Expected life (in years)................................          4.0               4.0
Expected volatility.....................................           --               110%
Expected dividends......................................            0%                0%

     Utilizing these assumptions, the weighted average fair value of options issued during the period ended December 31, 2000 was $6.07 per share.

  Employee Stock Purchase Plan

     The 2000 Employee Stock Purchase Plan was adopted by the Company's Board of Directors in July 2000 and approved by the Company's stockholders in August 2000. It became effective upon the closing of the Company's initial public offering in September 2000. A total of 750,000 shares of common stock have been reserved for issuance under the 2000 Purchase Plan. The 2000 Purchase Plan permits eligible employees to acquire shares of the Company's common stock through periodic payroll deductions of up to 15% of total compensation. No more than 5,000 shares may be purchased on any purchase date per employee. Each offering period will have a maximum duration of 24 months. The price at which the common stock may be purchased is 85% of the lesser of the fair market value of the Company's common stock on the first day of the applicable offering period or on the last day of the respective purchase period. The initial offering period commenced on the effectiveness of the initial public offering and will end on the last trading day on or before

                              OMNISKY CORPORATION

NOTE 6 -- COMMON STOCK AND CONVERTIBLE PREFERRED STOCK: -- CONTINUED

May 1, 2001. As of December 31, 2000, no shares were issued and outstanding under the 2000 Employee Stock Purchase Plan.

NOTE 7 -- 401(K):

     The Company sponsors an employee savings and retirement plan intended to qualify under section 401(k) of the Internal Revenue Code. All eligible employees may contribute up to 20% of compensation, subject to annual limitations, which are fully vested at all times. The Company retains the option of matching employees' contributions with a discretionary employer contribution. To date, no employer contributions have been made.

NOTE 8 -- INCOME TAXES:

     No provisions for income taxes have been recorded as the Company has incurred net losses since inception.

     The Company's effective tax rate varies from the statutory rate as follows:

                                                PERIOD FROM MAY 7,
                                                 1999 (INCEPTION)
                                                 TO DECEMBER 31,        YEAR ENDED
                                                       1999          DECEMBER 31, 2000
                                                ------------------   -----------------
U.S. Federal income tax rate..................         (34.0)%             (34.0)%
State taxes, net of federal tax benefit.......          (5.8)               (4.6)
Stock-based compensation......................           3.2                 6.3
Other.........................................           3.0                 0.6
Valuation allowance...........................          33.6                31.7
                                                      ------              ------
  Effective tax rate..........................            --                  --
                                                      ======              ======

     The components of the net deferred tax assets are as follows (in thousands):

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              ------------   ------------
Deferred tax assets:
  Net operating loss carryforwards..........................    $ 2,253        $ 37,279
  Tax credits...............................................         --             272
  Depreciation and amortization.............................         --             753
  Various accruals and allowances...........................         12             628
                                                                -------        --------
                                                                  2,265          38,932
                                                                -------        --------
Valuation allowance.........................................     (2,238)        (38,932)
                                                                -------        --------
Net deferred tax assets.....................................         27              --
Deferred tax liabilities:
  Depreciation and amortization.............................        (27)             --
                                                                -------        --------
Net deferred tax assets.....................................    $    --        $     --
                                                                =======        ========

     At December 31, 2000, the Company had approximately $187.0 million of federal and state net operating loss carryforwards available to offset future taxable income which expire in varying amounts beginning in 2019 and 2007, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Such amount, if any, has not been

                              OMNISKY CORPORATION

NOTE 8 -- INCOME TAXES: -- CONTINUED

determined. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

     Management believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded.

NOTE 9 -- SUBSEQUENT EVENT:

  Acquisition (unaudited)

     In January 2001, the Company acquired NomadIQ, a privately held provider of location-based applications and services for handheld devices based in Israel. Upon closing, the Company issued 2.5 million shares of its common stock to the shareholders of NomadIQ, including a pool of stock options granted to employees of NomadIQ. The agreement also provides for the issuance of up to an additional
1.0 million shares of the Company's common stock over a twelve-month period if certain performance milestones and other conditions are met, including the continued retention of the senior management team.

     Based on the 2.5 million shares issued at closing, the total value of the acquisition was approximately $15.0 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 is incorporated by reference to our Proxy Statement to be used in connection with our 2001 Annual Meeting of Shareholders and to be filed with the Securities and Exchange Commission (the "Commission") on or prior to April 30, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to our Proxy Statement to be used in connection with our 2001 Annual Meeting of Shareholders and to be filed with the Commission on or prior to April 30, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by Item 12 is incorporated by reference to our Proxy Statement to be used in connection with our 2001 Annual Meeting of Shareholders and to be filed with the Commission on or prior to April 30, 2001.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to our Proxy Statement to be used in connection with our 2001 Annual Meeting of Shareholders and to be filed with the Commission on or prior to April 30, 2001.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as a part of this report.

         1. Financial Statements

             See Index to Financial Statements on page 48.

         2. Financial Statement Schedules

             See Index to Financial Statements on page 48.

         3. Exhibits

     The exhibits listed under Item 14(c) hereof are filed as part of the Annual Report on Form 10-K.

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

     (c) Exhibits

     The following exhibits are filed with this report:

EXHIBIT
NUMBER
- -------
 3.1     --   Amended and Restated Certificate of Incorporation of the
              Registrant.
 3.2     --   Bylaws of the Registrant.
 4.1*    --   Specimen Common Stock Certificate.
10.1*    --   Form of Indemnification Agreement between the Registrant and each of its directors and officers.
10.2*    --   1999 Stock Plan and form of agreement thereunder.
10.3*    --   Form of 2000 Stock Plan.
10.4*    --   Form of 2000 Employee Stock Purchase Plan.
10.5*    --   Second Amended and Restated Investors Rights Agreement dated
              April 24, 2000.
10.6*    --   Lease at 1001 Elwell Court, Palo Alto, CA.
10.7*    --   Palm Computing Software License dated January 6, 2000.
10.8*    --   AT&T Wireless Services Value Added Reseller Agreement dated
              December 2, 1999.
10.9*    --   The News Corporation Limited Joint Venture Agreement dated
              April 18, 2000.
10.10*+  --   Novatel Wireless, Inc. Supply Agreement dated July 15, 1999, as amended in October 1999.
10.11*   --   Aether Technologies International, L.L.C. Software License
              Agreement dated August 9, 1999.
10.12*   --   Lease at One Market Street, San Francisco, CA.
10.13*+  --   Tellus Technology Incorporated Supply Agreement.
10.14*   --   Riverbed Technologies ScoutIT Software License and Services
              Agreement dated November 15, 1999.
10.15*   --   Aether Software ScoutWeb Software License and Services
              Agreement dated July 7, 2000.
10.16*   --   America Online, Inc. Common Stock Purchase Agreement dated as of August 31, 2000.
10.17*+  --   America Online, Inc. Strategic Marketing and Content
              Agreement, made as of the 31st day of August 2000.
10.18    --   Form of Executive Change in Control Agreement.
21.1     --   Subsidiaries of Registrant.
23.1     --   Consent of Independent Accountants.
24.1     --   Power of Attorney (Included on Page 73)

- ---------------
* Incorporated by reference from Registration Statement No. 333-39446, as amended, originally filed with the Securities and Exchange Commission on June 16, 2000.

+ The registrant obtained confidential treatment of certain portions of this exhibit from the Commission. The omitted portions have been filed separately with the Commission.

     d. Financial Statement Schedules

     Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2001

                                          OMNISKY CORPORATION

                                          By:    /s/ PATRICK S. MCVEIGH
                                            ------------------------------------
                                            Patrick S. McVeigh
                                            Chief Executive Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Patrick S. McVeigh and Lawrence S. Winkler and each of them singly, as true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities to sign the Annual Report on Form 10-K filed herewith and any or all amendments to said report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission granting unto said attorneys-in-fact and agents the full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his substitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

               /s/ PATRICK S. MCVEIGH                  Chief Executive Officer and       April 2, 2001
- -----------------------------------------------------  Chairman of the Board
                 Patrick S. McVeigh                    (Principal Executive Officer)

               /s/ LAWRENCE S. WINKLER                 Chief Financial Officer           April 2, 2001
- -----------------------------------------------------  (Principal Financial Officer)
                 Lawrence S. Winkler

              /s/ MICHAEL J. MALESARDI                 Vice President, Controller        April 2, 2001
- -----------------------------------------------------  (Principal Accounting Officer)
                Michael J. Malesardi

               /s/ STEPHEN M. DIAMOND                  Director                          April 2, 2001
- -----------------------------------------------------
                 Stephen M. Diamond

                   /s/ ALEX MANDL                      Director                          April 2, 2001
- -----------------------------------------------------
                     Alex Mandl

               /s/ LACHLAN K. MURDOCH                  Director                          April 2, 2001
- -----------------------------------------------------
                 Lachlan K. Murdoch

                  /s/ DAVID S. OROS                    Director                          April 2, 2001
- -----------------------------------------------------
                    David S. Oros

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ JANICE M. ROBERTS                  Director                          April 2, 2001
- -----------------------------------------------------
                  Janice M. Roberts

                 /s/ TIMOTHY WELLER                    Director                          April 2, 2001
- -----------------------------------------------------
                   Timothy Weller

                /s/ THOMAS E. WHEELER                  Director                          April 2, 2001
- -----------------------------------------------------
                  Thomas E. Wheeler