Form 10-Q
period 2001-03-31
OMNISKY CORP
filed 2001-05-15
CIK 1104771

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from __________________ to __________________


                        Commission file number 000-31471


                               OMNISKY CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)


          Delaware                                    77-0516363
(State or Other Jurisdiction of
 Incorporation or Organization)             (I.R.S. Employer Identification No.)


One Market, Steuart Tower, Suite #600, San Francisco, California     94105
         (Address of Principal Executive Offices)                  (Zip Code)


                                 (415) 764-2200
              (Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

The number of shares of the registrant's Common Stock outstanding as of May 10,
                            2001: 68,940,410 shares


================================================================================

                               OMNISKY CORPORATION

                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                TABLE OF CONTENTS


                                                                                                            PAGE
PART I. FINANCIAL INFORMATION.................................................................................3

Item 1.   Financial Statements:...............................................................................3

       Condensed Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001.......................3

       Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2000
       and 2001...............................................................................................4

       Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and
       2001...................................................................................................5

       Notes to Condensed Consolidated Financial Statements...................................................6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........................................31

PART II.  OTHER INFORMATION...................................................................................31

Item 1.   Legal Proceedings...................................................................................31

Item 2.   Changes in Securities and Use of Proceeds...........................................................31

Item 4.   Submission of Matters to a Vote of Security Holders.................................................32

Item 6.   Exhibits and Reports on Form 8-K....................................................................32

Signatures....................................................................................................33

Exhibit Index.................................................................................................34

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               OMNISKY CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        DECEMBER 31,     MARCH 31,
                                                                                            2000           2001
                                                                                                        (UNAUDITED)
                                          ASSETS

    Current assets:
      Cash and cash equivalents.................................................          $  49,622    $    25,264
      Short-term investments....................................................             60,241         23,754
      Accounts receivable, net..................................................              4,295          1,387
      Inventories...............................................................             13,648          8,930
      Prepaid expenses and other current assets.................................             11,674         10,000
                                                                                          ---------    -----------
         Total current assets...................................................            139,480         69,335
                                                                                          ---------    -----------

    Restricted cash.............................................................              8,210          8,210
    Investments (available-for-sale securities).................................              3,665         20,643
    Investment in affiliate.....................................................              3,451          5,690
    Property and equipment, net.................................................             18,044         23,761
    Intangibles, net............................................................              3,953         14,791
    Other assets................................................................                 --            303
                                                                                          ---------    -----------
         Total assets...........................................................          $ 176,803      $ 142,733
                                                                                          =========      =========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities:
      Accounts payable..........................................................          $  23,979    $    14,232
      Accrued and other current liabilities.....................................              7,779          5,870
      Due to and advances from stockholder......................................              2,823          2,827
      Deferred revenue..........................................................              6,517          7,008
                                                                                          ---------    -----------
         Total current liabilities..............................................             41,098         29,937
                                                                                          ---------    -----------

    Deferred rent...............................................................                 --            476
                                                                                          ---------    -----------
         Total liabilities......................................................             41,098         30,413
                                                                                          ---------    -----------

    Commitments and contingencies (Note 7)

    Stockholders' equity:
      Common stock: $0.001 par value, 73,067,149 shares authorized; 66,505,137 shares issued and outstanding in 2000; 68,893,256 shares issued and
       68,747,122 shares outstanding in 2001....................................                 67             69
      Additional paid-in capital................................................            299,870        312,373
      Treasury stock............................................................                 --           (700)
      Receivable from stockholders..............................................            (13,327)       (12,627)
      Deferred stock compensation...............................................            (25,689)       (20,330)
      Accumulated other comprehensive income (loss).............................                159            (60)
      Accumulated deficit.......................................................           (125,375)      (166,405)
                                                                                          ---------    -----------
         Total stockholders' equity.............................................            135,705        112,320
                                                                                          ---------    -----------
         Total liabilities and stockholders' equity.............................          $ 176,803    $   142,733
                                                                                          =========    ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               OMNISKY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                       THREE MONTHS    THREE MONTHS
                                                                                           ENDED           ENDED
                                                                                         MARCH 31,       MARCH 31,
                                                                                           2000            2001
                                                                                        (UNAUDITED)     (UNAUDITED)

    Revenue:
      Services............................................................................   $  --         $ 4,271
      Equipment...........................................................................      --           1,233
      Beta period.........................................................................   1,315              --
                                                                                             -----           -----
                                                                                             1,315           5,504
                                                                                             -----           -----
    Operating costs and expenses:
      Cost of revenue:
         Services.........................................................................      --           5,731
         Equipment........................................................................      --           6,473
         Beta period......................................................................   2,853              --
                                                                                             -----          ------
                                                                                             2,853          12,204
                                                                                             -----          ------

      Engineering, development and operations.............................................   1,334           4,272
      Sales and marketing.................................................................   2,261          13,772
      General and administrative..........................................................   1,936           4,764
      Amortization of deferred stock compensation (*).....................................   1,237           3,838
      Depreciation and amortization.......................................................     455           2,613
      Charge for acquired in-process research and development.............................      --           3,445
                                                                                            ------           -----
         Total operating expenses.........................................................  10,076          44,908
                                                                                            ------          ------
    Loss from operations..................................................................  (8,761)        (39,404)

    Equity in net loss of affiliate.......................................................      --          (3,846)
    Interest income and other.............................................................     175           2,220
                                                                                          --------           -----
    Net loss............................................................................. $ (8,586)       $(41,030)
                                                                                          =========      ==========

    Net loss per share -- basic and diluted.............................................. $ (11.20)         $ (0.66)
                                                                                          =========      ==========

    Shares used in computing basic and diluted net loss per share......................... 766,426       62,458,586
                                                                                          =========      ==========

    (*) Amortization of deferred stock compensation:

         Engineering, development and operations.......................................... $   579          $   814
         Sales and marketing..............................................................     451            1,349
         General and administrative.......................................................     207            1,675
                                                                                          --------            -----
                                                                                          $  1,237         $  3,838
                                                                                          ========         ========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               OMNISKY CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           THREE MONTHS   THREE MONTHS
                                                                                               ENDED          ENDED
                                                                                             MARCH 31,      MARCH, 31
                                                                                               2000           2001
                                                                                           (UNAUDITED)     (UNAUDITED)
                Net cash used in operating activities.............................          $ (10,692)     $(30,856)
                                                                                            ---------      --------

                Cash flows from investing activities:

                  Purchase of property and equipment..............................             (1,158)       (7,072)
                  Purchases of investments........................................                 --       (40,708)
                  Sales/maturities of investments.................................                 --        60,241
                  Cash acquired in acquisition....................................                 --           579
                  Restricted cash deposit.........................................               (800)           --
                  Investment in affiliate.........................................                 --        (6,500)
                  Other...........................................................                 --           (62)
                                                                                             --------      --------
                      Net cash (used in) provided by investing activities.........             (1,958)        6,478
                                                                                             --------      --------
                Cash flows from financing activities:
                  Proceeds from issuances of Series B preferred stock, net of
                    issuance costs................................................             19,973            --
                  Exercise of common stock options................................                 --            20
                                                                                             --------      --------
                      Net cash provided by financing activities...................             19,973            20
                                                                                             --------      --------
                Net increase (decrease) in cash and cash equivalents..............              7,323       (24,358)
                Cash and cash equivalents, beginning of period....................              6,767        49,622
                                                                                             --------      --------
                Cash and cash equivalents, end of period..........................           $ 14,090      $ 25,264
                                                                                             ========      ========
                Supplemental non-cash financing activities:
                Deferred stock compensation related to common stock option
                  grants to employees.............................................           $  4,678      $ (2,397)
                                                                                             ========      ========
                Issuance of common stock related to acquisition of NomadIQ........           $     --      $ 14,882
                                                                                             ========      ========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               OMNISKY CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1  -- BASIS OF PRESENTATION:

These condensed consolidated financial statements as of December 31, 2000 and March 31, 2001, and for the three months ended March 31, 2000 and 2001 and the related footnote information are unaudited. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of OmniSky Corporation and its subsidiaries (the "Company") at December 31, 2000 and March 31, 2001, and their results of operations and cash flows for the three months ended March 31, 2000 and 2001. The operating results for the interim periods presented are not necessarily indicative of the results to be expected for the entire year, or any future period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company as of and for the year ended December 31, 2000 as included in the Company's Annual Report on Form 10-K.

These condensed consolidated financial statements of the Company include the results of wholly-owned subsidiaries domiciled in the United Kingdom and Israel. All significant intercompany balances and transactions have been eliminated. The results also include the Company's equity interest in OmniSky International, the Company's joint venture with News Corporation.

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

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Intangibles

Intangible assets, including goodwill, primarily arose from the acquisition of NomadIQ. The Company reviews goodwill and other intangibles and other long-lived assets to assess recoverability when factors indicating an impairment are present. Impairments, if any, are measured based upon the difference between the carrying value and fair value, which may be determined principally using discounted cash flow analyses, and are recognized in operating results in the period in which an impairment in value is determined.

Amortization periods are as follows:

      Type of Asset:                             Amortization Period:
      -------------                              -------------------

      Goodwill                                   Five years
      Acquired technology                        Three years
      Patents                                    Three years
      Workforce                                  Four years
      Existing OmniSky licensed technology       Four years


NOTE 3 -- NET LOSS PER COMMON SHARE:

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period net of common shares subject to repurchase. Diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period net of common shares subject to repurchase. Common equivalent shares, composed of common shares issuable upon exercise of stock options, are included in the diluted net loss per share computation to the extent such shares are dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows (in thousands except for share and per share data):

                                                     THREE MONTHS     THREE MONTHS
                                                         ENDED           ENDED
                                                       MARCH 31,       MARCH 31,
                                                         2000            2001
                                                      (UNAUDITED)     (UNAUDITED)

Numerator:
  Net loss..........................................        $(8,586)       $(41,030)
                                                        ============   =============
Denominator:
  Weighted average common shares -- basic...........      6,190,635      68,338,759
  Weighted average shares subject to repurchase...       (5,424,209)     (5,880,173)
                                                        -----------    -------------
  Denominator for basic and diluted calculation.....        766,426      62,458,586
                                                            =======      ==========
Net loss -- basic and diluted.......................        $(11.20)         $(0.66)
                                                           ========          =======

Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

                                                     THREE MONTHS     THREE MONTHS
                                                         ENDED           ENDED
                                                       MARCH 31,        MARCH 31,
                                                         2000            2001
                                                      (UNAUDITED)     (UNAUDITED)

Common stock options                                    3,910,553     11,017,078
Convertible preferred stock                            35,859,547             --


NOTE 4 -- COMPREHENSIVE LOSS:

Comprehensive loss for the periods reported was as follows (in thousands):

                                                         THREE MONTHS    THREE MONTHS
                                                             ENDED           ENDED
                                                           MARCH 31,       MARCH 31,
                                                             2000            2001
                                                          (UNAUDITED)     (UNAUDITED)

Net loss                                                      $(8,586)       $(41,030)

Other comprehensive income:
  Unrealized holding losses on investments                         --            (14)
  Foreign currency translation adjustment                          --           (205)
                                                               ------           -----

Comprehensive loss                                            $(8,586)       $(41,249)
                                                               =======        ========

NOTE 5 -- ACQUISITION

In January 2001, the Company acquired NomadIQ a privately held provider based in Israel of applications and services for mobile devices. Upon closing, the Company issued 2.5 million shares of its common stock to the shareholders of NomadIQ, including a pool of stock options granted to employees of NomadIQ. The fair value of the options was determined using the Black-Scholes Options Model and is included as a component of the purchase price. The Company incurred approximately $0.6 million in acquisition-related expenses, which consist primarily of financial advisory, accounting and legal fees. The agreement also provides for the issuance of up to an additional 1.0 million shares of the Company's common stock over a twelve-month period if certain performance milestones and other conditions are met, including the continued retention of the senior management team.

The acquisition was accounted for using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired company has been included in the Company's consolidated financial statements since the acquisition date.


The purchase price of the acquisition has been allocated to assets acquired, including intangible assets, and liabilities assumed, based on their respective fair values at the acquisition date, as follows (in thousands):

  Fair value of stock issued and cash paid....................  $15,446
  Liabilities assumed.........................................    1,736
                                                                -------
  Fair value of assets acquired...............................  $17,182
                                                                =======
  Allocated to:
    Tangible assets received.................................   $ 1,257
    Purchased technology.....................................     2,642
    Patents..................................................       610
    Assembled workforce......................................     1,831
    In-process research and development......................     3,445
    Deferred stock-based compensation........................       877
    Goodwill.................................................     6,520
                                                                -------
                                                                $17,182
                                                                =======

The fair value of the intangible assets acquired was determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were generally derived from a weighted average cost of capital analysis and venture capital surveys, adjusted upward to reflect additional risks inherent in the development life cycle. The risk-adjusted discount rate for acquired in-process research and development was 40%. In addition, the assembled workforce was valued estimating the cost to replace the current assembled workforce, considering such costs as recruiting and training.

Total amortization expense of intangible assets related to the acquisition was $0.4 million for the three months ended March 31, 2001.

As part of the allocation process, the Company evaluated the acquisition and recorded $3.4 million related to acquired in-process technologies. The technology under development consists of a new version of NomadIQ's software enabling wireless access to location-based information. As this acquired in-process technology has not reached technical feasibility and has no alternative future use, the amount of $3.4 million was immediately charged to expense upon consummation of the acquisition. The estimated cost at the acquisition date to complete the software was $0.8 million, with completion expected in mid-2001. Remaining tasks at the date of acquisition included resolving scalability issues, achieving compatibility with various handheld operating systems, and system verification and testing.

NomadIQ was founded at the end of the first quarter of 2000, and so if the acquisition had been consummated on January 1, 2000, the only difference on a pro forma basis to the Company's results for the three months ended March 31, 2000 would have been an increase to net loss of $3.8 million ($5.02 per share) resulting from the charge for acquired in-process research and development and the additional amortization of intangible assets acquired. The difference between actual and pro forma consolidated results for the three months ended March 31, 2001 is insignificant as the Company acquired NomadIQ in January 2001.

NOTE 6 -- INVENTORY

                                                        DECEMBER 31,   MARCH 31,
                                                            2000         2001
                                                       -------------  ---------
(in thousands)                                                        (UNAUDITED)

Inventories:
  Raw materials.....................................      $ 6,870        $ 6,746
  Finished goods....................................        6,778          2,184
                                                           -------         -----
                                                          $ 13,648       $ 8,930
                                                          ========       =======

The allowance for obsolete inventory was $0 and $5,051,000 at March 31, 2000 and 2001, respectively. The writedown of inventory to net realizable value charged to operations for the three months ended March 31, 2000 and 2001, respectively, was $0 and $4,328,000.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES:

On July 6, 2000, a complaint was filed in the United States District Court for the Northern District of California captioned "Julia Butterfly Hill v. AT&T Corporation, a New York corporation; AT&T Wireless Services, Inc., a Delaware corporation; OmniSky Corporation, a Delaware corporation; TWBA Chiat/Day, a Delaware corporation; and Does I-XX, inclusive." The complaint alleges, among other things, false endorsement and false designation of origin, false and misleading advertising and misappropriation of likeness and image. The Company intends to defend itself vigorously and believes that the claims alleged are without merit. The Company does not believe that the resolution of this matter will have a material effect on its financial condition, results of operations or cash flows.

On February 2, 2001, a complaint was filed in the United States District Court for the District of Delaware captioned "Leon Stambler v. RSA Security Inc., Verisign Inc., First Data Corporation, Openwave Systems Inc. and OmniSky Corporation." The complaint alleges, among other things, that encryption technology licensed from third parties and incorporated into the Company's service infringes third party patents. The Company has received indemnification from certain companies that it licenses technology from and intends to defend its interests vigorously. The Company does not believe resolution of this matter will have a material effect on its financial condition, results of operations or cash flows.

Except as described in the previous two paragraphs, the Company is not currently subject to any material legal proceedings. The Company may from time to time, however, become a party to various legal proceedings arising in the ordinary course of its business. The Company also may be indirectly affected by administrative or court proceedings or actions in which the Company is not involved but which have general applicability to the Internet or wireless industries.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Company's accompanying unaudited condensed consolidated financial statements and notes thereto, and the Company's audited consolidated financial statements, notes thereto and management's discussion and analysis of financial condition and results of operations as of and for the period ended December 31, 2000 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001.

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

OVERVIEW

We are a global provider of wireless applications and services for users of mobile devices. We offer a suite of wireless data applications and services to wireless carriers, online service providers, hardware manufacturers, and other third parties, enabling those companies to offer branded or customized versions of our wireless applications and services to their own end users. We also offer our wireless services directly to individuals and enterprises under the OmniSky brand through more than 2,000 retail outlets across the U.S. and other direct sales and marketing channels, including our own website.

With our applications and services, users can wirelessly:
     - access up to six email accounts, including corporate email via Microsoft Outlook as well as POP3 email;
     -    search the Internet;
     -    access a broad range of Web content optimized for mobile devices; and
     -    securely conduct e-commerce transactions.

Our service is available on the Palm V and Palm Vx, Handspring Visor Platinum, Visor Prism and Visor Edge, HP Jornada 520/540 Series Pocket PCs and the Compaq iPAQ Pocket PC. We intend to extend our applications and services in 2001 to support other mobile devices, including new personal digital assistants like the Palm M505, smartphones that combine the functionality of a cellular telephone with a personal digital assistant, and laptop computers. We recently initiated a beta trial for the Casio E-125 Pocket PC and announced that we would provide service for all Hewlett-Packard Pavilion notebook computers in a co-marketing arrangement with Hewlett-Packard. We also demonstrated our service on the Kyocera Smartphone at the Cellular Telecommunications & Internet Association's Wireless 2001 conference in March 2001.

We support the wireless network technology known as cellular digital packet data, or CDPD, which is used by AT&T Wireless Services and Verizon Wireless, the two largest wireless carriers in the United States. With the launch of our service in Europe, we also support the wireless technology known as global system for mobile communications, or GSM, and expect to support the technology known as general packet radio service, or GPRS, once it is commercially launched. In the future, we also intend to support other wireless network technologies, such as code division multiple access, or CDMA, and enhanced data rates for global evolution, or EDGE. In our recent Kyocera Smartphone demonstration, we delivered our service over the CDMA wireless network. Service coverage includes over 167 major metropolitan areas within the United States, encompassing over 172 million people.

In February 2001, OmniSky International, our joint venture with News Corporation, launched the first integrated wireless email and Internet service on mobile devices in the United Kingdom over BT Cellnet's GSM/GPRS network. OmniSky International also launched its service in Germany over VIAG Interkom's nationwide GSM network. International subscribers have access to the same rich applications and services as U.S. subscribers, including access to localized content.

We focus on four principal strategic initiatives:

Extending OmniSky's Addressable Market

We expect to continue to introduce services on new devices, including personal digital assistants, smartphones, laptops, and on new networks including GSM, GPRS, CDMA and others. As part of those efforts, over the past several months we:
     - Extended service availability for the Handspring product line to include Handspring's new Visor Edge;
     - Announced commercial availability of our services for the Compaq iPAQ and HP Jornada 520/540 Series, both running the Pocket PC operating system;
     - Demonstrated our wireless service on the Kyocera Smartphone running on the CDMA network;
     - Announced support for our service on the Casio E-125 Cassiopeia which we anticipate launching over the summer; and
     - Signed an agreement with Hewlett-Packard to offer our service in partnership with Hewlett-Packard on their Pavilion notebook computers.

Enhancing Technology Platforms

As the recipient of numerous industry awards, we have been consistently recognized as one of the leading providers of wireless applications and services for users of mobile devices.

Building upon that base and our global technology, we recently announced the introduction of a comprehensive wireless technology platform that will enable us to deliver all of our advanced applications and services to wireless carriers, online service providers, hardware manufacturers and others.

We also recently launched OS CorporateLink, the first of several proprietary corporate email solutions we expect to offer in 2001. OS CorporateLink enables individuals and enterprises to obtain seamless and secure access to email residing behind the corporate firewall.

At the end of our first quarter, we also initiated full-scale internal testing of version 3.0 of our service. Version 3.0 will provide our subscribers with:
     - location based services, including the ability to access local merchants, conduct m-commerce, and obtain online restaurant information, movie guides, real-time directory services, and interactive maps;
     - advanced compression technologies designed to increase the service speed and full color browsing on color handhelds using the Palm operating system;
     -    email document and attachment handling and viewing; and
     - significant enhancements to OmniSky's patent-pending Os OneTap technology, which enables seamless two-way data transfer between personal information management applications and the wireless Internet.

Advancing Enterprise Solutions Through Strategic Partnerships

During the fourth quarter of 2000, we announced our intention to offer enterprise solutions through strategic partnerships. We continue to advance those initiatives, announcing strategic agreements and alliances with:
     - AlterEgo, designed to allow enterprise users to securely access business-critical enterprise information and applications residing on their corporate intranets;
     - Extended Systems, intended to offer corporate information technology managers a secure solution for wirelessly extending corporate email and other mission-critical business information to their employees;
     - ThinAirApps, designed to provide our subscribers secure and direct access to their corporate email accounts - including Microsoft Exchange, Lotus Domino, and Novell GroupWise -- in both client- and server-side solutions; and
     - Wireless Knowledge, a joint venture between Microsoft and QUALCOMM, intended to promote our wireless email and Internet service to Wireless Knowledge's enterprise customers.

Expanding Internationally

We expect to continue to expand into additional international markets this year.

ACQUISITION

In January 2001, we acquired NomadIQ, a privately held provider, based in Israel, of applications and services for mobile devices. Upon closing, we issued
2.5 million shares of our common stock to the stockholders of NomadIQ, including a pool of stock options granted to employees of NomadIQ. The agreement also provides for the issuance of up to an additional 1.0 million shares of our common stock over a twelve-month period if certain performance milestones and other conditions are met, including the continued retention of the senior management team. Based on the 2.5 million shares issued at closing and the liabilities assumed, the total value of the acquisition was approximately $17.2 million.

THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

RESULTS OF OPERATIONS

(All charts below are in thousands. "NM" is used in the charts to indicate calculations which are not meaningful.)

We have a limited operating history, having formed our company in May 1999 and launched our initial beta test in December 1999. We began shipping wireless modems and providing wireless service to our beta test participants at the end of December 1999. We did not recognize any revenue for the period from our inception in May 1999 through December 31, 1999.

We have experienced cumulative losses since our inception as a result of our efforts to develop and market our wireless service. From inception in May 1999 through March 31, 2001, our cumulative net losses totaled $166.4 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. During 2000, we focused principally on marketing our services to individual mobile professionals, who accounted for nearly all of our subscribers as of the end of that year. At the end of 2000, we began several initiatives to extend our business into the enterprise market and to offer our applications and services to wireless carriers, online service providers, hardware manufacturers, and other third parties. That extension of our business requires that we modify in some respects our marketing, product development and related efforts to more properly align our resources with the needs of those potential customers. We expect that our marketing and sales expenses will decline as a percentage of our revenues and that our engineering, development and operating expenses will increase over time as a percentage of our revenues as we extend our business to those markets. While we have entered into several enterprise transactions and strategic partnerships, we do not have any material enterprise customers at this time. In addition, while we are actively engaged in discussions with various third parties regarding their purchase of applications and services from us, except for our relationship with AOL we do not, at this time, have any material agreements with such third parties to sell our applications and services to them. We also anticipate incurring additional expenses in connection with the continued launch of our service, the introduction of new services, and making our service compatible with new mobile devices, platforms and networks.

For individuals to obtain our wireless service, they can purchase a wireless modem from us that is generally priced at $299. We currently offer a modem rebate of $299 upon activation of an annual service plan, and we anticipate that other offers of this nature will be made in the future. Our subscribers must separately purchase a mobile device to receive our service; we do not provide the mobile device. Over time, we expect revenues from the sale of wireless modems to our subscribers as a percentage of our total revenues to decrease significantly because modems will be available to our subscribers through channels other than us, integrated wireless devices such as the Kyocera Smartphone will become more prevalent, and the price of modems will decrease.

Our subscribers generally pay us a flat monthly fee to receive our wireless service. Our service fee is lower for customers who prepay their service on an annual basis. For enterprise customers, we may negotiate volume arrangements. With respect to our applications and services, we offer third parties a variety of pricing plans for all or portions of our applications and services. For instance, we may provide wireless carriers with location-based applications, advanced email platforms and Internet content, without airtime, customer support and other services.

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

All of our revenues to date have been derived from operations in the United States. As we do not consolidate the operations of our international joint venture, their results are recorded through equity accounting. We had only one operating segment from our inception in May 1999 through March 31, 2001.

The following comparison of results is affected by the fact that we were in a development stage through June 2000. In the future our results may be affected by the extension of our business into the enterprise market and by the sale of our applications and services to wireless carriers, online service providers, hardware manufacturers, and other third parties.

REVENUE

                                             Services     Equipment      Beta     Total
Three Months Ended March 31, 2001             $4,271         $1,233    $ ----    $5,504
Three Months Ended March 31, 2000                ---            ---     1,315     1,315
Increase (decrease) from March 31, 2000        4,271          1,233    (1,315)    4,189
Percentage Increase from March 31, 2000           NM             NM        NM      319%

We commenced shipping wireless modems to our beta subscribers in December 1999 and stopped accepting new beta orders on March 31, 2000. During our beta test, subscribers received a bundled offering consisting of a wireless modem and our wireless service from the date of their purchase through April 2000. Revenue during this period was recognized as "beta" period revenue.

Revenue for 2001 is split between equipment and service revenue. Equipment revenue is recorded net of any rebates offered to subscribers. Where we sell equipment through retail channels, we defer the equipment revenue until units are purchased by the final customer less a reserve for actual returns. Service revenue is recorded ratably over the service period, with amounts billed or received in advance of revenue recorded as deferred revenue. We defer equipment and service revenue and the related cost of equipment revenue until completion of any customer refund period.

Our subscribers have grown from 5,500 at March 31, 2000 to 39,000 at March 31, 2001. Our average service revenue per subscriber increased from $36.40 for the fourth quarter of 2000 to $39.00 for the first quarter of 2001. During the first quarter of 2001, a growing number of our subscribers signed up for annual plans compared to previous quarters. We expect this trend to continue.

For the first quarter of 2001, our net subscriber additions were negatively impacted by a rate of cancellation, which we call churn, that was higher than what we had previously experienced. The average monthly churn rate of 4.5% for the quarter appears to have been the result of one group of customers coming to the end of a six-month promotional program that was offered in 2000. With a growing percentage of annual service plans and a customer retention program that we recently initiated, we believe our churn will return to an average monthly rate of 3.2% or lower.

At March 31, 2001, we had recorded $3.7 million of deferred equipment revenue, $2.0 million of equipment rebate liabilities, and $3.3 million of deferred service revenue.

We expect our revenue to continue to shift towards service revenue and away from equipment revenue in future quarters. We currently inventory and sell modems associated with Palm-OS devices; however, during the first quarter of 2001 we experienced, and expect to continue to experience, a growing number of subscribers using non-Palm-OS devices such as the Pocket PC, integrated devices such as the Kyocera Smartphone, and services on laptop computers. Users of these devices do not need to purchase a modem from us to receive our service, eliminating our need to inventory modems for those types of devices.

COST OF REVENUE

                                                                                           Percentage of
                                          Services       Equipment      Beta      Total    Revenue
Three Months Ended March 31, 2001           $5,731         $6,473   $ -----    $12,204       222%
Three Months Ended March 31, 2000            -----          -----     2,853      2,853       217%
Increase (decrease) from March 31, 2000      5,731          6,473    (2,853)     9,351
Percentage Increase from March 31, 2000         NM             NM        NM        328%

For the three months ended March 31, 2000, our cost of beta revenue comprised the costs we incurred for equipment that we sold to our subscribers, our network technical support, the packaging costs for our products and other fulfillment costs.

Cost of services revenue increased for the three months ended March 31, 2001 as a result of increased network operations costs, and increased airtime and other subscriber-based charges related to the growth in our subscriber base. Cost of equipment revenue of $6.5 million includes $2.2 million of expense related to the sale of modems in 2001 to new subscribers, and $4.3 million related to inventory write-downs. The inventory write-down relates to an adjustment made to lower the carrying value of certain modems to their expected net realizable value based on projections of future sales, including costs that may be necessary to reconfigure the modems to work with new handheld devices. Based on current projections of modem sales over the next 12 months, we do not expect to utilize the excess inventory.

At March 31, 2001, we had recorded $3.7 million of deferred cost of equipment revenue.

From the fourth quarter of 2000 to the first quarter of 2001, we experienced improvements in our cost of services as a percentage of revenue related to the implementation of new airtime contracts. We also experienced improvements in operating costs from investments made to establish our own data and network operations centers that are intended to improve the quality and scalability of our service.

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

OPERATING EXPENSES

Engineering, Development and Operations

                                                                 Percentage of
                                                Amount           Revenue

Three Months Ended March 31, 2001              $4,272                78%
Three Months Ended March 31, 2000               1,334               101%
Increase from March 31, 2000                    2,938
Percentage Increase from March 31, 2000           220%

Engineering, development and operations expenses include the salaries, fees and related costs we incur for the design and operation of our wireless service and for the continued development, operation and management of our technology.

Costs for the period ended March 31, 2000 included initial engineering costs to develop and implement our beta service. For the period ended March 31, 2001, the costs included expenses incurred to further develop our service in addition to costs for ongoing operations, and increased due to enhancements to our service and technology offering. Costs also increased with the addition of the engineering staff of NomadIQ.

We expect our engineering, development and operations expenses to increase as a percentage of revenue as we continue to develop new wireless applications and services.

Sales and Marketing

                                                                  Percentage of
                                             Amount               Revenue
Three Months Ended March 31, 2001            $13,772               250%
Three Months Ended March 31, 2000              2,261               172%
Increase from March 31, 2000                  11,511
Percentage Increase from March 31, 2000         509%

Sales and marketing expenses include the costs we incur to acquire and retain subscribers, the operating expenses associated with our sales and marketing department and other general marketing costs. These expenses also include costs incurred in connection with media and other advertising campaigns intended to develop consumer awareness of our brand and relate to market development funds paid to retailers for cooperative advertising.

Sales and marketing expenses for the three months ended March 31, 2000 were primarily associated with the costs described above plus additional internal staff costs, consultants and trade show expenses associated with the launch of our beta test. Advertising expenses for that period of $0.7 million were fully offset by co-marketing credits received from one of our wireless carriers. Expense for the three months ended March 31, 2001 were comprised of $8.8 million for advertising, $2.2 million for market development funds, tradeshows, public relations and other consulting expenses, and $2.8 million for internal staff and associated overhead costs for the sales and marketing groups.

Our sales and marketing expenses are expected to decrease as a percentage of revenue as we extend our business into the enterprise and application services markets. We also expect a decrease in overall marketing expenses as we reduce brand marketing and emphasize cooperative advertising with our partners.

General and Administrative

                                                               Percentage of
                                              Amount           Revenue
Three Months Ended March 31, 2001            $4,764                87%
Three Months Ended March 31, 2000             1,936               147%
Increase from March 31, 2000                  2,828
Percentage Increase from March 31, 2000         146%

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

General and administrative costs for the three months ended March 31, 2000 were primarily related to the start-up of our operations. The increase for the three months ended March 31, 2001 resulted primarily from headcount increases associated with the expansion of our business and from consulting and professional service fees incurred in the continued development of our corporate infrastructure.

We expect our general and administrative expenses to increase as a percentage of revenue as we continue to add new subscribers, which we expect will increase our customer care and billing costs, and as we continue to add personnel and enhanced facilities to meet the needs of our business.

Amortization of Deferred Stock Compensation

                                                              Percentage of
                                          Amount              Revenue
Three Months Ended March 31, 2001         $3,838                70%
Three Months Ended March 31, 2000          1,237                94%
Increase from March 31, 2000               2,601
Percentage Increase from March 31, 2000      210%

We granted stock options and issued shares of restricted stock to certain of our officers and employees at prices subsequently deemed to be below the fair value of the underlying stock on the date of grant or issuance. From our inception in May 1999 through September 30, 2000, we recorded aggregate deferred stock compensation of approximately $47.9 million. We have subsequently reversed $2.4 million of this related to employee terminations, and added an additional $0.9 million related to an acquisition. With respect to employee stock-based compensation, we are amortizing the deferred compensation expense over the vesting period using the multiple option approach. This expense has no impact on our cash flows. The remaining $20.3 million of unamortized deferred stock compensation will be expensed in future periods over a three to four year vesting period. Under our current plan, we estimate that our deferred stock compensation expense will be $8.8 million, $7.1 million, $3.5 million, and $0.9 million for the remainder of fiscal 2001 and for the years ending December 31, 2002, 2003 and 2004, respectively.

Depreciation and Amortization

                                                                Percentage of
                                             Amount             Revenue
Three Months Ended March 31, 2001            $2,613                47%
Three Months Ended March 31, 2000               455                35%
Increase from March 31, 2000                  2,158
Percentage Increase from March 31, 2000         474%

Because we lease wireless capacity from wireless network carriers and rely on third parties to provide certain network operations and customer care services, our capital expenditures through 2000 have been primarily associated with software developed for internal use that is related to providing our wireless services. During 2001, we have made capital expenditures related to construction of network operations facilities and in connection with leasehold improvements and furniture and fixtures associated with our headquarters facility.

In conjunction with the acquisition of NomadIQ in January 2001, we recorded gross intangibles of $11.6, which we began amortizing in the first quarter of 2001.

For the three months ended March 31, 2000 and 2001, we amortized $0 and $0.8 million of expenses, respectively, for our licensed technology and purchased intangibles. Depreciation of fixed assets was $0.5 million and $1.8 million, respectively, for those same periods.

We expect our depreciation and amortization expense to increase as we continue to grow our operations, begin to depreciate fixed assets related to our headquarters facility, and as we acquire additional facilities and equipment to meet our growth.

Charge for Acquired In-Process Research and Development

                                                                Percentage of
                                               Amount           Revenue
Three Months Ended March 31, 2001             $3,445                63%
Three Months Ended March 31, 2000                 --                --
Increase from March 31, 2000                   3,445
Percentage Increase from March 31, 2000           NM

There were no acquisitions in the three months ended March 31, 2000 and our results for that period include no charges for acquired in-process research and development. The results for the three months ended March 31, 2001 include a $3.4 million charge for acquired in-process research and development related to the January 2001 acquisition of NomadIQ. The charge was based on an independent valuation and reflects technologies acquired prior to technological feasibility and for which there was no alternative future use. We have included a detailed description as of the acquisition date of the specific technologies acquired, their value, cost to complete, expected completion date and remaining tasks, in
Note 5 to our consolidated financial statements contained in Part I, Item 1 of this Form 10-Q.

NON-OPERATING INCOME AND EXPENSES

Equity in net loss of affiliate

                                                                 Percentage of
                                             Amount              Revenue
Three Months Ended March 31, 2001            $3,846                70%
Three Months Ended March 31, 2000                --                 --
Increase from March 31, 2000                  3,846
Percentage Increase from March 31, 2000          NM

Equity in net loss of affiliate represents our 50% share of the losses incurred by our international joint venture with News Corporation, which was formed during the second quarter of 2000.

Interest income and other

                                                                 Percentage of
                                              Amount             Revenue
Three Months Ended March 31, 2001             $2,220                40%
Three Months Ended March 31, 2000                175                13%
Increase from March 31, 2000                   2,045
Percentage Increase from March 31, 2000        1169%

Interest income and other includes rental income, net of expense, on office space not occupied for operating uses as well as gains or losses on investments.

Interest income for the three months ended March 31, 2001 was $1.6 million, which increased from the three months ended March 31, 2000 due to the investment of the proceeds of our issuance of convertible preferred stock in April to June 2000, and from the issuance of our common stock at the end of September 2000. Other income for that same period of $0.6 million increased from net rental income from the sublease of office space.

During April 2001, we moved to new office space that will significantly increase our occupancy costs. Occupancy costs related to our operations are allocated across our engineering, development and operations, sales and marketing and general and administrative cost centers, which will therefore increase. Occupancy costs related to space not occupied for operating uses is also expected to increase because a substantial portion of our space is being offered for sublease. To the extent we sign subleases at rates that are below the rent we are paying, we would be required to record a non-cash sublease loss representing the shortfall over the rent period, which we think is possible in 2001 in light of economic conditions in the San Francisco Bay area office rental market.

NET LOSS

                                                                  Percentage of
                                                 Amount           Revenue

Three Months Ended March 31, 2001             ($41,030)               745%
Three Months Ended March 31, 2000               (8,586)               653%
Increase from March 31, 2000                   (32,444)
Percentage Increase from March 31, 2000            378%

The primary reasons for the change in net loss were:
     - The increase in negative gross margin associated with a larger subscriber base and the expansion of our network operations;
     - increases in engineering, development and operations costs associated with the design and operation of our service;
     -    the inventory write-down;
     - increases in sales and marketing expenses, particularly for advertising, market development funds, tradeshows and internal staff costs;
     - increases in general and administrative expenses related to the expansion of our operating infrastructure;
     -    increases in amortization of deferred stock compensation;
     - increases in depreciation and amortization of equipment, software and intangible assets associated with the acquisition of NomadIQ;
     -    the 2001 charge for acquired in-process research and development; and
     -    the equity in net loss of our international joint venture.

These increases were partially offset by increases in interest income and other.

We expect our gross margin to improve during 2001, but expect to continue to have net losses as we continue to develop our operations and expand our business.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through a combination of private placements of our equity securities and an initial public offering of our common stock that we completed in September 2000. The private placements included the issuances of redeemable convertible preferred stock in August 1999, January 2000 and during the period from April through June 2000, which resulted in aggregate net proceeds to us of approximately $118.8 million. Our September 2000 initial public offering resulted in aggregate net proceeds to us of approximately $114.8 million. We also received an additional $5.0 million in net proceeds from the sale of common stock to AOL Time Warner at the time we closed our initial public offering. Upon the closing of our initial public offering, all of the outstanding shares of our redeemable convertible preferred stock converted into common stock. At March 31, 2001, we had $77.9 million in cash and cash equivalents, short-term investments, investments and restricted cash. We have no outstanding indebtedness. We believe our cash and investments, together with vendor, bank and partner financing that we expect to obtain, will provide sufficient capital to fund our operations at least through March 31, 2002 if our assumptions about our revenues and expenses are generally accurate.

Cash flows for the three months ended March 31, 2001

Cash flows used in operating activities were $30.9 million for the three months ended March 31, 2001, primarily attributable to a net loss of $41.0 million, a decrease in accounts payable of $10.2 million and a decrease in accrued liabilities of $2.2 million. These uses of cash were offset by non-cash operating items including depreciation and amortization (which includes amortization of deferred stock compensation) of $6.5 million, a charge for acquired in-process research and development of $3.4 million, a provision to adjust the carrying value of inventory of $4.3 million, our equity in net loss of affiliate of $3.8 million, and a decrease in accounts receivable of $3.2 million.

Cash flows provided by investing activities were $6.5 million. Sources of cash included $60.2 million from the sale or maturity of investments, which were offset by $40.7 million for purchases of investments, $7.1 million of capital expenditures, and a $6.5 million investment in our international joint venture.

Cash flows provided by financing activities were minimal for the three months ended March 31, 2001.

Cash flows for the three months ended March 31, 2000

Cash flows used in operating activities were $10.7 million for the three months ended March 31, 2000, primarily attributable to a net loss of $8.6 million and an increase in prepaid and other current assets of $11.8 million. These uses of cash were offset by depreciation and amortization (including amortization of deferred stock compensation) of $1.7 million and an increase in accounts payable of $7.9 million.

Cash flows used in investing activities were $2.0 million, primarily attributable to capital expenditures.

Cash flows provided by financing activities were $20.0 million, attributable to issuances of preferred stock.

CAPITAL STRUCTURE

At March 31, 2001, our outstanding capital consisted solely of common stock, and we had no outstanding indebtedness.

COMMITMENTS, CAPITAL EXPENDITURES AND FUTURE FINANCING REQUIREMENTS

At March 31, 2001, we had the following contractual commitments that are described further in the following paragraphs (amounts in millions):

                                                                                                                  2003-
                                                                                                 2001     2002    2011
                                                                                                 ----     ----    ----
Noncancelable operating leases net of subleases ........................................        $4.6     $9.2    $73.8
Letter of credit for office space ......................................................         3.7       --       --
Construction and furnishing of office space less landlord contribution .................         3.3       --       --
Telesales, customer care, billing and reporting and technical support services..........         1.4      1.8       --
Airtime for customers...................................................................         1.2      1.7      1.9
Software license fees...................................................................         0.5      0.6      0.4
Advertising.............................................................................         3.0      8.0     18.4
                                                                                                ----     ----     ----
Total commitments.......................................................................       $17.7    $21.3    $94.5
                                                                                                ====     ====     ====


As of March 31, 2001, our future minimum lease payments under noncancelable operating leases through 2011 were $89.5 million, net of $1.9 million of committed subleases.

In connection with a lease, we provided a $7.4 million irrevocable letter of credit to the landlord in 2000, and we are obligated to provide an additional $3.7 million irrevocable letter of credit to the landlord in 2001. For another location, we provided an $800,000 letter of credit during 2000 that expires in 2007 to secure our obligations. These letters of credit are or will be collateralized by a restricted investment deposit that will be reflected in long-term assets. In conjunction with a lease, we also granted a warrant to the landlord to purchase up to 95,901 shares of our common stock at a purchase price of $8.91 per share.

We are in the process of completing the buildout of new office space, for which we contracted to spend $6.8 million for construction, of which we have paid or accrued $3.5 million as of March 31, 2001.

We entered into a three-year agreement in 1999 with a company that provides us with telesales, customer care, billing and reporting and technical support services. We have minimum annual payments under that agreement of $1.8 million for each of 2001 and 2002, excluding additional subscriber-based charges of up to $0.50 per subscriber per month.

We have contractual minimum airtime commitments with one of our wireless carriers to the extent we do not meet certain minimum customer commitments. These total $1.4 million in 2001, $1.7 million in 2002 and $1.9 million in 2003.

We license software from a vendor that requires a minimum commitment of $0.6 million in each of 2001 and 2002, and $0.4 million in 2003.

In accordance with an equity investment in us by News Corporation, we committed to spend $30.0 million over the next five years for advertising services with News Corporation's affiliates in the United States. As of March 31, 2001, we had spent $0.6 million under this arrangement.

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

We believe that our cash and cash equivalents, together with vendor, bank and partner financing that we expect to obtain, will provide sufficient capital to fund our operations at least through March 31, 2002 our assumptions about our revenues and expenses are generally accurate. Since we have a limited operating history, however, we cannot be certain that those assumptions will prove to be accurate. Our actual funding requirements may differ materially as a result of many factors, including the development of new products and technologies and the continued growth of the company. We anticipate requiring additional funds within the next 12 to 24 months to continue the development and operation of our business. We do not expect to be profitable in the next 12 months, so we will likely need to raise additional funds in the future through public or private financings or other similar arrangements. Additional financing may not be available on acceptable terms, if at all, and the inability to obtain that financing could adversely affect the continued operation of our business. We may also require additional capital to acquire or invest in complementary businesses or products or obtain the right to use complementary technologies. If we issue additional equity securities or securities convertible into equity to raise funds, the percentage ownership of our existing stockholders will be reduced.

WE HAVE MODIFIED OUR BUSINESS STRATEGY TO FOCUS MORE ON THE ENTERPRISE AND APPLICATION SERVICES MARKETS. PENETRATING THESE MARKETS REQUIRES MARKETING, PRODUCT DEVELOPMENT AND OTHER EFFORTS THAT MAY BE DIFFERENT FROM THE APPROACH THAT WE PURSUED WHEN WE WERE SOLELY SELLING OUR SERVICE DIRECTLY TO INDIVIDUALS. OUR ABILITY TO PENETRATE THE ENTERPRISE AND APPLICATION SERVICES MARKETS IS UNTESTED AND WE MAY BE UNABLE TO DO SO IN A PROFITABLE AND TIMELY MANNER.

We had 39,000 subscribers for our service as of March 31, 2001, nearly all of which were mobile professionals who had purchased our service through retail channels or from our Web site. At the end of 2000, we began several initiatives to extend our business into the enterprise market and to offer our applications and services to wireless carriers, online service providers, hardware manufacturers, and other third parties. That extension of our business requires that we modify in some respects our marketing, product development and related efforts to more properly align our resources with the needs of those potential customers. While we have entered into several enterprise transactions, we do not have any material enterprise customers at this time. In addition, while we are actively engaged in discussions with various third parties regarding their purchase of applications and services from us, except for our relationship with AOL Time Warner we do not, at this time, have any material agreements with such third parties to sell our applications and services to them.

WE HAVE A HISTORY OF LOSSES SINCE OUR FORMATION, EXPECT TO INCUR SIGNIFICANT OPERATING EXPENSES AND LOSSES IN THE FUTURE AS WE ROLL-OUT OUR WIRELESS APPLICATIONS AND SERVICES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

We have never been profitable, and if we continue to incur net losses, our stock price will likely suffer. Through March 31, 2001, we had generated only $16.6 million of revenues and had an accumulated deficit of approximately $166.4 million. We have incurred increasing losses and had an operating loss for the three month period ended March 31, 2001 of $39.4 million and an earnings (loss) before interest, taxes, depreciation and amortization (including amortization of deferred stock compensation) ("EBITDA") of $(29.5) million for that same period. We expect to continue to incur losses and to have negative EBITDA on a quarterly and annual basis until the end of 2002. We also anticipate that our expenses will increase as we continue to increase our sales and marketing efforts, expand our research and development programs, extend our wireless applications and service to new platforms and devices and enhance our administrative operations. Since we have only limited experience in managing our business, these efforts may prove more expensive than we currently anticipate. We cannot predict if we will ever achieve profitability and if we do, we may not be able to sustain or increase our profitability.

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

WE CONSOLIDATED OUR OPERATIONS INTO A SINGLE LOCATION IN SAN FRANCISCO IN APRIL 2001. AS A RESULT OF THIS CONSOLIDATION, WE WILL NEED TO SUBLEASE OUR EXISTING LEASED FACILITIES. OUR INABILITY TO SUBLEASE OUR EXISTING LEASED FACILITIES IN A TIMELY MANNER, AND ON TERMS THAT ARE FAVORABLE TO US, COULD ADVERSELY AFFECT OUR FINANCIAL POSITION.

We consolidated all of our United States operations into a single office location in San Francisco in April 2001. We intend to sublet a portion of this facility and all of our former leased space in Palo Alto, California. Unless our landlords relieve us from our obligations under those leases, we will remain responsible for the payments on those leases. We have begun to market our leased space, but we cannot be certain that we will be able to obtain a creditworthy subtenant in a timely manner, or that we will be able to sublease our space on terms that will allow us to fully cover all our of leasing costs and expenses. If we are unable to do that, and if we are required to make lease payments for our San Francisco office, as well as for our facilities in Palo Alto, our financial condition would be adversely affected.

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

OUR BUSINESS DEPENDS ON THE COMPATIBILITY OF THE WIRELESS MODEMS USED TO RECEIVE OUR WIRELESS SERVICE WITH MOBILE DEVICES. CURRENTLY, WE ONLY OFFER A WIRELESS MODEM COMPATIBLE WITH THE PALM V AND PALM Vx AND HANDSPRING VISOR PLATINUM, VISOR PRISM AND VISOR EDGE MOBILE DEVICES. IF THE FORMS OF THE MOBILE DEVICES ON WHICH WE PROVIDE SERVICE OR THE METHODS BY WHICH THE MODEM CAN BE ATTACHED TO THOSE DEVICES CHANGE, WE MAY INCUR SIGNIFICANT COSTS TO MAINTAIN THE COMPATIBILITY OF THE WIRELESS MODEMS WITH THOSE DEVICES.

In order to use our wireless service, our subscribers must attach their mobile device to a wireless modem. At this time, the wireless modems we offer are compatible only with the Palm V and Palm Vx and Handspring Visor Platinum, Visor Prism and Visor Edge mobile devices. Some manufacturers of mobile devices, such as Hewlett-Packard and Compaq, offer their own wireless modem for their devices. If we are unsuccessful in our efforts to become compatible with mobile devices introduced in the future, our business may fail. We do not have an agreement with any of the mobile device manufacturers regarding the compatibility of the wireless modem that our subscribers use with their devices. We have designed and developed the modems that we principally rely upon at this time with the assistance of Novatel Wireless Inc., an independent modem manufacturer. Mobile devices evolve quickly and can become obsolete in a short period of time. For example, since the introduction of the Palm V and Palm Vx, Palm has introduced the Palm VII, the m100 and the m500 series of devices and is likely to continue to introduce new versions of its mobile devices with which the wireless modems we currently use are not compatible. In order to make the wireless modem compatible with devices of other mobile device manufacturers, we will need to develop or have developed new modems and arrange for their manufacture. To the extent that manufacturers of mobile devices, including Palm, Handspring and Hewlett-Packard, change the form of their mobile devices or modify the serial ports by which the modem attaches, we may need to modify the wireless modems we use to maintain the compatibility of our wireless service with these mobile devices. Any modification to the wireless modems we use may involve significant research and development and production costs as well as long lead-times resulting in lost revenue.

WE CURRENTLY RELY ON ONE SUPPLIER FOR THE WIRELESS MODEMS THAT OUR SUBSCRIBERS NEED TO RECEIVE OUR WIRELESS SERVICE ON THE PALM V AND VX AND HANDSPRING VISOR PLATINUM, VISOR PRISM AND VISOR EDGE. IF THAT SUPPLIER IS UNABLE TO TIMELY MEET OUR NEEDS, OUR ABILITY TO EXPAND OUR SUBSCRIBER BASE WILL BE SEVERELY LIMITED AND WE WILL LOSE REVENUE.

Novatel Wireless, Inc. is currently the single source of supply for the wireless modems that our subscribers require to receive our wireless service on the Palm V and Vx and Handspring Visor Platinum, Visor Prism and Visor Edge. Any difficulties encountered by our supplier that result in product defects or poor quality, production delays, cost overruns, or the inability to fulfill orders or provision modems on a timely basis would hurt our reputation, result in loss of revenue and limit our ability to expand our subscriber base. If we cannot obtain an adequate supply of wireless modems, we will be unable to timely deliver our wireless service to subscribers.

WE RELY ON LICENSED TECHNOLOGY TO PROVIDE OUR SUBSCRIBERS WITH ACCESS TO NON-OPTIMIZED CONTENT. OUR FAILURE TO MAINTAIN THOSE LICENSES COULD CAUSE US TO INCUR SIGNIFICANT EXPENSE AND TIME DELAYS TO FIND REPLACEMENTS FOR THOSE TECHNOLOGIES, WHICH COULD SERIOUSLY HARM OUR BUSINESS.

We rely on technologies that we have licensed from Palm and Aether Systems, Inc. to provide our subscribers with access to content that has not been optimized for use on mobile devices, which we believe is an important aspect of the wireless service that we provide. If we did not have those licenses, we would not be able to deliver non-optimized content to our subscribers without finding replacements for those technologies. While we believe that we could find replacement technologies, we might not be able to obtain those technologies on terms and conditions that are as favorable to us as our current arrangements with Palm and Aether. Our license agreement with Palm for its technology that helps to modify non-optimized content, which is known as its "web clipping technology," expires in 2005, with automatic one year renewals if neither party objects at least six months prior to the scheduled expiration date. The Palm license may also be terminated for material breaches. Our license with Aether for its pertinent technology is perpetual but may be terminated if a material breach occurs which is not cured within 30 days after receipt of notice. Both of those licenses are non-exclusive.

WE DO NOT YET SUPPORT ALL INTERNET EMAIL PROTOCOLS. POTENTIAL SUBSCRIBERS MAY DECIDE NOT TO USE OUR SERVICE IF WE DO NOT SUPPORT THE EMAIL SYSTEM THAT THEY ARE CURRENTLY USING, WHICH COULD LIMIT OUR SUBSCRIBER GROWTH OVER TIME.

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

         - Aether, one of our principal stockholders, to host one of our data centers and co-locate our monitoring equipment; and

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

We have grown from 25 employees as of December 31, 1999 to 270 as of March 31, 2001. During that period, we also began to introduce new internal accounting systems, began to prepare for the national launch of our wireless service, which included testing various technologies and coordinating the national media campaign for our wireless service, leased additional office space and undertook many other initiatives in connection with the ongoing development of our business. Our growth has placed, and any further growth is likely to continue to place, a significant strain on our management and resources. Our ability to achieve and maintain profitability will depend on our ability to manage our growth effectively, implement and expand operational and customer support systems and hire additional personnel. We may not be able to augment or improve existing systems and controls or implement new systems and controls to respond to any future growth. We may also face difficulties integrating and collecting information from third-party providers that we need to manage our business effectively. In addition, future growth may result in increased responsibilities for our management personnel, which may limit their ability to effectively manage our business.

OUR SUBSCRIBERS MUST INSTALL OUR USER INTERFACE ON THEIR MOBILE DEVICE TO RECEIVE OUR WIRELESS SERVICE. IF THAT USER INTERFACE CONTAINS DEFECTS OR ERRORS, OUR REPUTATION WOULD BE ADVERSELY AFFECTED.

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

We provide our subscribers with unlimited Internet access for a fixed monthly fee. To the extent our cost of providing unlimited Internet access to a subscriber exceeds the fixed monthly fee that we charge, we may experience negative gross margins, which negatively impacts cash flows. We have historically experienced negative gross margins to date, but because of our limited operating history, these negative gross margins have not materially affected our results of operations. However, if we are unable to generate positive gross margins in the future, our cash flows from operations would be negatively impacted, and we would be unable to achieve profitability. Our costs depend in large part on the fees we pay to wireless carriers for transmitting our wireless service over their networks. Wireless carriers currently charge us based on the aggregate usage per month of our subscribers. One rate is charged to us while our subscribers are in their home market and a significantly higher rate is charged to us as our subscribers travel outside of their home market and incur roaming fees. Our pricing strategy contemplates that many of our subscribers will be usage-intensive subscribers and/or travel frequently outside of their home market. However, our business is new, and we have limited historical experience with which to predict usage patterns of our subscribers. If we fail to accurately predict subscribers' usage patterns outside of their home market, we may incur higher than expected roaming fees and increased costs of providing our service. The operating systems that we currently use to monitor airtime charges do not permit us to timely and effectively respond to changes in volume and geographic location of subscriber usage. Our inability to make timely changes in our overall use of airtime could directly affect our costs. While we may look to acquire or develop automated control systems to help us manage our airtime usage, we may not be able to do so in the near term on a cost-effective basis. Even if we do obtain those systems, we still may not be able to effectively monitor all subscriber usage or to improve our gross margins.

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

We expect, over time, to derive a percentage of our revenues from advertising, sponsorships and mobile e-commerce transactions. For the three month period ended March 31, 2001, we did not record any revenues from advertising or mobile e-commerce. Although we expect in the future to continue to derive a substantial portion of our revenues from our subscribers' fixed monthly fees and from fees paid by third parties such as wireless carriers, and do not expect to be dependent on revenues from advertising, sponsorships or mobile e-commerce transactions to achieve profitability, we do expect that revenues from advertising, sponsorships, and mobile e-commerce could become important to us over time. If we are unable to generate revenues from advertising, sponsorships and mobile e-commerce transactions in the future, our revenue growth could be impaired, which could reduce the amount of cash that we would have available to spend on sales and marketing, research and development programs and administrative operations. We have not yet begun serving advertisements to our subscribers and have not yet determined the specific advertising strategy that we intend to adopt or whether our subscribers will be receptive to receiving advertising through our service. The recent general decline in advertising spending by companies is also likely to slow or materially delay our ability to generate any revenues from these sources.

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

If we are unable to develop market awareness of our wireless applications and service, we may not be able to increase our revenues by the amount necessary to achieve profitability. For the three month period ended March 31, 2001, we incurred approximately $8.8 million in advertising expenses. We intend to invest significantly in promoting our applications and services over time, which will require us to continue to spend on sales and marketing. We have also committed in connection with our international joint venture with News Corporation to spend $30.0 million, in the aggregate, through 2005 for advertising services with News Corporation's affiliates in the United States. At March 31, 2001, approximately $0.6 million had been spent. We may not be successful in our efforts to promote our brand.

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

Our future success will depend, in large part, on our ability to recruit and retain experienced research and development, sales and marketing, customer service and management personnel. Because of the technical nature of our wireless service and the dynamic market in which we compete, our performance depends on attracting and retaining highly qualified employees. Competition for these personnel in the wireless data and technology industries is intense and attracting personnel with experience in both industries is even more difficult, especially in the San Francisco Bay area of California in which we are located. We are in a relatively new market and there are a limited number of people with the appropriate combination of skills needed to provide the services that our subscribers demand. In addition, new employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

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

IF OUR INTELLECTUAL PROPERTY IS NOT ADEQUATELY PROTECTED, WE MAY LOSE OUR COMPETITIVE ADVANTAGE.

We depend on our ability to develop and maintain important proprietary aspects of our technology. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, as well as confidentiality provisions in contracts with our customers, all of which afford limited protection. We have also sought protection of our proprietary technology under patent laws.

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

WE EXPECT OUR JOINT VENTURE TO EXPERIENCE MANY BARRIERS AS IT ROLLS OUT WIRELESS SERVICE IN EUROPE AND ASIA.

To date, we have derived nearly all of our revenues from sales to subscribers in the United States. We plan to expand our international operations in the future, principally through a joint venture that we formed with News Corporation. The international joint venture launched a beta service in the United Kingdom in February 2001, and in Germany in May 2001. We expect to face many barriers when competing in various countries in Europe and Asia, including:

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

     OTHER FACTORS

OUR EXISTING STOCKHOLDERS HOLD A MAJORITY OF OUR STOCK AND WILL BE ABLE TO CONTROL MATTERS REQUIRING STOCKHOLDER APPROVAL.

As of May 10, 2001, our executive officers, directors and their affiliates beneficially owned, in the aggregate, approximately 73.1% of our outstanding capital stock. Aether Systems Inc., 3Com Ventures Inc., an affiliate of 3Com Corporation, and Omni Holdings, Inc., an affiliate of News Corporation, beneficially owned 24.2%, 21.2% and 9.8%, respectively, of our outstanding capital stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us even if our other stockholders believe that it is desirable.

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

As of May 10, 2001, we had outstanding 68,940,410 shares of common stock. Of these shares, 10,610,531 shares are freely tradable without restriction under the Securities Act of 1933, as amended. The remaining 58,329,879 shares are restricted securities under the Securities Act that are eligible for sale in the public market subject to restrictions under the federal securities laws, including volume limitations. In addition, 2,318,385 of such restricted shares are subject to lock-up arrangements under which the shareholders have agreed with us not to sell or otherwise dispose of their shares of common stock for periods ranging from 180 to 360 days. These lock-up arrangements were entered into in connection with our acquisition of NomadIQ Ltd. in January 2001.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investments, which are comprised of commercial paper, government securities and corporate debt securities at March 31, 2001. We believe, however, that we are currently not subject to material interest rate risk.

Foreign Currency Risk

In 2001, we will be transacting business in various foreign currencies through our international joint venture and our operations in Israel, and accordingly, we will be subject to exposure from adverse movements in foreign currency exchange rates. However, as both the revenues and costs of this business are primarily expected to be generated in the same currencies, we do not expect our net exposure to be significant.

We currently do not use financial instruments to hedge operating or other exposures in foreign currencies.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 6, 2000, a complaint was filed in the United States District Court for the Northern District of California captioned "Julia Butterfly Hill v. AT&T Corporation, a New York corporation; AT&T Wireless Services, Inc., a Delaware corporation; OmniSky Corporation, a Delaware corporation; TWBA Chiat/Day, a Delaware corporation; and Does I-XX, inclusive." The complaint alleges, among other things, false endorsement and false designation of origin, false and misleading advertising and misappropriation of likeness and image. We intend to defend ourselves vigorously and believe that the claims alleged are without merit. We do not believe that the resolution of this matter will have a material effect on our financial condition, results of operations or cash flows.

On February 2, 2001, a complaint was filed in the United States District Court for the District of Delaware captioned "Leon Stambler v. RSA Security Inc., Verisign Inc., First Data Corporation, Openwave Systems Inc. and OmniSky Corporation." The complaint alleges, among other things, that encryption technology licensed from third parties and incorporated into our service infringes third party patents. We have received indemnification from certain companies from which we license technology and intend to defend our interests vigorously. We do not believe resolution of this matter will have a material effect on our financial condition, results of operations or cash flows.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)      RECENT SALES OF UNREGISTERED SECURITIES

From January 1, 2001 through March 31, 2001, we granted options to purchase an aggregate of 85,500 shares of common stock to our employees at an average exercise price of $6.11 per share. During that same period, options to purchase 59,734 shares were exercised at an average exercise price of $0.34 per share.

On January 18, 2001, we issued an aggregate of 2,328,385 shares of common stock in connection with our acquisition of NomadIQ Ltd, an Israeli corporation.

(d)      USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

On September 26, 2000, we sold 10,465,000 shares of our common stock in an initial public offering at a price of $12.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-39446) that was declared effective by the Securities and Exchange Commission on September 20, 2000. From September 26, 2000, the closing date of our initial public offering, to March 31, 2001, the ending date of the reporting period, the approximate amount of net offering proceeds used was $36.9 million for general business operations including funding of operating losses generated during the three months ended March 31, 2001. The remainder of the net offering proceeds was invested in restricted cash deposits, money market funds, commercial paper, government securities and corporate debt securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended March 31, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

      Exhibit
      Number                     Description Of Document
      ------                     -----------------------

         3.1*                    Amended and Restated Certificate
                                 of Incorporation

         3.2*                    Bylaws

         4.1*                    Specimen Common Stock Certificate

        10.1+ Handspring Inc. Software License Agreement dated as of February 21, 2001

------------
* Incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2001.

+ We are seeking confidential treatment on certain portions of this exhibit from the Commission. The omitted portions have been filed separately with the Commission.

(b)  REPORTS ON FORM 8-K

On February 8, 2001, we filed a Form 8-K announcing preliminary results for our year ended December 31, 2000.

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

                      SIGNATURE                                         TITLE                            DATE
                      ---------                                         -----                            ----

           /s/    PATRICK S. MCVEIGH                         Chief Executive Officer and             May 15, 2001
          -------------------------------------------            Chairman of the Board
                  Patrick S. McVeigh                         (Principal Executive Officer)


         /s/      LAWRENCE S. WINKLER                          Chief Financial Officer               May 15, 2001
        ---------------------------------------------        (Principal Financial Officer)
                  Lawrence S. Winkler

                                  EXHIBIT INDEX


    EXHIBIT
     NUMBER                     DESCRIPTION OF DOCUMENT
     ------                     -----------------------
       3.1*       Amended and Restated Certificate of Incorporation
       3.2*       Bylaws
       4.1*       Specimen Common Stock Certificate
      10.1+       Handspring Inc. Software License Agreement dated as of February 21, 2001

* Incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2001.
+ We are seeking confidential treatment on certain portions of this exhibit from the Commission. The omitted portions have been filed separately with the Commission.