Form 10-Q
period 2001-06-30
OMNISKY CORP
filed 2001-08-14
CIK 1104771

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from _________________ to ___________________


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

                            Yes |X|      No |_|

The number of shares of the registrant's Common Stock outstanding as of August 1, 2001: 72,584,356 shares

                               OMNISKY CORPORATION

                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                TABLE OF CONTENTS


                                                                                         PAGE
PART I.   FINANCIAL INFORMATION                                                           3

Item 1.   Financial Statements:                                                           3

          Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001           3

          Consolidated Statements of Operations for the Three and Six Month Periods
            Ended June 30, 2000 and 2001                                                  4

          Consolidated Statements of Cash Flows for the Six Month Periods Ended
            June 30, 2000 and 2001                                                        5

          Notes to Consolidated Financial Statements                                      6

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                        14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                     38

PART II.  OTHER INFORMATION                                                              39

Item 1.   Legal Proceedings                                                              39

Item 2.   Changes in Securities and Use of Proceeds                                      40

Item 4.   Submission of Matters to a Vote of Security Holders                            40

Item 6.   Exhibits and Reports on Form 8-K                                               40

Signatures

Exhibit Index

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               OMNISKY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    DECEMBER 31,     JUNE 30,
                                                                                       2000            2001
                                                                                       ----            ----
                                                                                                    (UNAUDITED)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                                          $  49,622       $  10,761
  Short-term investments                                                                60,241          37,631
  Accounts receivable, net                                                               4,295           1,532
  Inventories                                                                           13,648           1,223
  Prepaid expenses and other current assets                                             11,674           8,635
                                                                                     ---------       ---------
     Total current assets                                                              139,480          59,782
                                                                                     ---------       ---------

Restricted cash                                                                          8,210          12,100
Investments (available-for-sale securities)                                              3,665              --
Investment in affiliate                                                                  3,451              --
Property, equipment and software, net                                                   18,044          31,604
Intangibles, net                                                                         3,953          29,629
                                                                                     ---------       ---------
     Total assets                                                                    $ 176,803       $ 133,115
                                                                                     =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $  23,979       $  11,034
  Accrued and other current liabilities                                                  7,779           7,959
  Due to and advances from stockholder                                                   2,823           2,028
  Deferred revenue                                                                       6,517           7,636
                                                                                     ---------       ---------
     Total current liabilities                                                          41,098          28,657
                                                                                     ---------       ---------

Deferred rent                                                                               --           1,679
                                                                                     ---------       ---------
     Total liabilities                                                                  41,098          30,336
                                                                                     ---------       ---------

Commitments and contingencies (Note 9)

Stockholders' equity:
  Preferred stock, $0.001 par value: 10,000,000 shares authorized; no shares
   issued and outstanding                                                                   --              --
  Common stock, $0.001 par value: 200,000,000 shares authorized; 66,505,137 shares issued and outstanding at December 31, 2000; 75,756,460 shares issued
   and 72,015,709 shares outstanding at June 30, 2001                                       67              76
  Additional paid-in capital                                                           299,870         331,582
  Treasury stock                                                                            --         (11,724)
  Receivable from stockholders                                                         (13,327)            (89)
  Deferred stock compensation                                                          (25,689)        (16,921)
  Accumulated other comprehensive income                                                   159             137
  Accumulated deficit                                                                 (125,375)       (200,282)
                                                                                     ---------       ---------
     Total stockholders' equity                                                        135,705         102,779
                                                                                     ---------       ---------
     Total liabilities and stockholders' equity                                      $ 176,803       $ 133,115
                                                                                     =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OMNISKY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------           -------------------------
                                                             2000               2001              2000               2001
                                                             ----               ----              ----               ----
                                                         (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
Revenue:
  Services                                               $        686       $      3,836       $        686       $      8,107
  Equipment                                                       183              1,507                183              2,740
  Beta period                                                     (84)                70              1,231                 70
                                                         ------------       ------------       ------------       ------------
                                                                  785              5,413              2,100             10,917
                                                         ------------       ------------       ------------       ------------
Operating costs and expenses:
  Cost of revenue:
     Services                                                   1,747              5,102              1,747             10,833
     Equipment                                                    238              9,210                238             15,683
     Beta period                                                1,478                361              4,331                361
                                                         ------------       ------------       ------------       ------------
                                                                3,463             14,673              6,316             26,877
                                                         ------------       ------------       ------------       ------------

  Engineering, development and operations                       2,791              4,398              4,125              8,670
  Sales and marketing                                          12,885              5,827             15,146             19,599
  General and administrative                                    3,995              6,767              5,931             11,531
  Amortization of deferred stock compensation (*)               9,103              1,777             10,340              5,615
  Depreciation and amortization                                   538              4,788                993              7,401
  Charge for acquired in-process research and
    development                                                    --                 --                 --              3,445
                                                         ------------       ------------       ------------       ------------
     Total operating costs and expenses                        32,775             38,230             42,851             83,138
                                                         ------------       ------------       ------------       ------------
Loss from operations                                          (31,990)           (32,817)           (40,751)           (72,221)

Equity in net loss of affiliate                                    --             (1,544)                --             (5,390)
Interest income and other                                         723                484                898              2,704
                                                         ------------       ------------       ------------       ------------
Net loss                                                 $    (31,267)      $    (33,877)      $    (39,853)      $    (74,907)
                                                         ============       ============       ============       ============
Net loss per share - basic and diluted                   $     (16.92)      $      (0.52)      $     (30.48)      $      (1.18)
                                                         ============       ============       ============       ============
Shares used in computing basic and diluted net loss
  per share                                                 1,848,233         64,544,492          1,307,330         63,506,898
                                                         ============       ============       ============       ============

(*) Amortization of deferred stock compensation:
     Engineering, development and operations             $        756       $        665       $      1,335       $      1,479
     Sales and marketing                                        2,029                739              2,480              2,088
     General and administrative                                 6,318                373              6,525              2,048
                                                         ------------       ------------       ------------       ------------
                                                         $      9,103       $      1,777       $     10,340       $      5,615
                                                         ============       ============       ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OMNISKY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                           SIX MONTHS ENDED JUNE 30,
                                                                             2000            2001
                                                                             ----            ----
                                                                          (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                $ (39,853)      $ (74,907)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                               993           7,401
    Non-cash compensation expense                                            10,340           7,890
    Charge for acquired in-process research and development                      --           3,445
    Provision for obsolete inventory                                             --          10,458
    Provision for doubtful accounts receivable                                  236             257
    Equity in net loss of affiliate                                              --           5,390
    Issuance of common stock options to consultants in exchange for
      services                                                                  136              --
Change in operating assets and liabilities:
  Accounts receivable                                                        (1,056)          2,648
  Inventories                                                                  (178)          1,967
  Prepaid expenses and current assets                                        (3,426)          1,578
  Accounts payable                                                           10,565         (15,199)
  Accrued and other current liabilities                                      (1,364)         (2,450)
  Due to and advances from stockholder                                          293            (795)
  Deferred revenue                                                            1,382             908
  Deferred rent                                                                  --           1,768
                                                                          ---------       ---------
Net cash used in operating activities                                       (21,932)        (49,641)
                                                                          ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase/development of property, equipment and software                   (3,464)        (15,596)
  Purchases of investments                                                  (78,082)        (48,626)
  Sales/maturities of investments                                            57,588          75,003
  Cash acquired in business combinations                                         --           9,871
  Restricted cash deposit                                                      (800)         (3,890)
  Investment in affiliate                                                        --          (6,500)
                                                                          ---------       ---------
      Net cash (used in) provided by investing activities                   (24,758)         10,262
                                                                          ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of preferred stock, net of issuance costs         103,159              --
  Exercises of common stock options                                              --             418
                                                                          ---------       ---------
      Net cash provided by financing activities                             103,159             418
                                                                          ---------       ---------

Effect of exchange rate changes on cash                                          (1)            100
                                                                          ---------       ---------

Net increase (decrease) in cash and cash equivalents                         56,468         (38,861)
Cash and cash equivalents, beginning of period                                6,767          49,622
                                                                          ---------       ---------
Cash and cash equivalents, end of period                                  $  63,235       $  10,761
                                                                          =========       =========

SUPPLEMENTAL NON-CASH FINANCING ACTIVITIES:
Issuance of common stock related to acquisitions                          $      --       $  35,242
                                                                          =========       =========
Issuance of preferred stock for notes                                     $   1,335       $      --
                                                                          =========       =========
Issuance of common stock for notes                                        $   4,185       $      --
                                                                          =========       =========
Issuance of warrants related to real estate                               $      --       $      89
                                                                          =========       =========
Increase (decrease) in deferred stock compensation related to common
  stock option grants to employees less terminations                      $  28,242       $    (852)
                                                                          =========       =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OMNISKY CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements of OmniSky Corporation and its subsidiaries ("the Company") as of June 30, 2001, and for the three and six month periods ended June 30, 2000 and 2001 and the related footnote information are unaudited. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) which management considers necessary to present fairly the consolidated financial position of the Company at December 31, 2000 and June 30, 2001, and its results of operations for the three and six month periods and its cash flows for the six month periods ended June 30, 2000 and 2001. The operating results for the interim periods presented are not necessarily indicative of the results to be expected for the entire year, or any future period. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes to the consolidated financial statements of the Company as of and for the year ended December 31, 2000 as included in the Company's Annual Report on Form 10-K.

The consolidated financial statements of the Company include the results of wholly-owned subsidiaries domiciled in the United Kingdom, France, Germany and Israel. Through June 3, 2001, the Company's results include its 50% interest in OmniSky International LLC on an equity basis. From June 4, 2001 through the remainder of the quarter, as a result of the Company's acquisition of all outstanding interests in OmniSky International LLC, the Company's results include OmniSky International on a consolidated basis. All significant intercompany balances and transactions have been eliminated.

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

NOTE 2 - LIQUIDITY AND CAPITAL RESOURCES

As shown in the accompanying financial statements, the Company has a history of losses since its formation in 1999. In addition, the Company has used significant amounts of cash in its operations and has not generated sufficient cash from operations to fund its business. Through June 30, 2001, the Company had an accumulated deficit of $200.3 million, and for the six months ended June 30, 2001, had an operating loss of $72.2 million and negative cash flows from operations of $49.6 million. During 1999 and 2000, the Company completed several rounds of private equity financing, which generated net proceeds of $123.8 million. During September 2000, the Company completed its initial public offering, which generated net proceeds of $114.8 million. The Company expects to continue to incur significant operating losses and negative cash flows from operations in the future as it continues to develop its operations and expand its business. Management of the Company believes that its cash and investments, together with vendor, bank and partner financing that it expects to obtain, will provide sufficient capital to fund its operations at least through March 31, 2002 if management's assumptions about the Company's revenues and expenses are generally accurate. Management of the Company has revised and reduced the Company's operating requirements during the past six months, including undertaking actions designed to reduce staffing, real estate and operational expenses. We do not expect to achieve positive cash flows from operations until 2003, and are in the process of attempting to secure additional financing through public or private financings or other similar arrangements which will likely be required in order to continue operations beyond March 31, 2002. Additional financing may not be available on acceptable terms, if at all, and the inability to obtain that financing could adversely affect the continued operation of the Company's business.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Intangibles

Intangible assets, including goodwill, primarily arose from two acquisitions described further in Note 6. The Company reviews goodwill and other intangibles and other long-lived assets to assess recoverability when factors indicating an impairment are present. Impairments, if any, are measured based upon the difference between the carrying value and fair value, which may be determined principally using discounted cash flow analyses, and are recognized in operating results in the period in which an impairment in value is determined.

Amortization periods are as follows:

         Type of Asset:                              Amortization Period:
         --------------                              --------------------
         Purchased technology licenses               Three years
         Goodwill                                    Five years
         Acquired technology                         Three years
         Patents                                     Three years
         Workforce                                   Three to four years

NOTE 4 - NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period net of the weighted average number of common shares subject to repurchase. Diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period net of the weighted average number of common shares subject to repurchase. Common equivalent shares, composed of common shares issuable upon exercise of stock options and upon conversion of preferred stock are included in the diluted net loss per share computation to the extent such shares are dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share is as follows (in thousands except for share and per share data):

                                                      THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------        -------------------------
                                                         2000             2001             2000             2001
                                                         ----             ----             ----             ----
                                                      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
Numerator:
  Net loss                                           $    (31,267)      $    (33,877)      $    (39,853)      $    (74,907)
                                                     ============       ============       ============       ============
Denominator:
  Weighted average common shares -- basic               7,852,711         68,640,505          7,021,673         68,485,622
  Weighted average common shares subject
     to repurchase                                     (6,004,478)        (4,096,013)        (5,714,343)        (4,978,724)
                                                     ------------       ------------       ------------       ------------
  Denominator for basic and diluted calculation         1,848,233         64,544,492          1,307,330         63,506,898
                                                     ============       ============       ============       ============
Net loss - basic and diluted                         $     (16.92)      $      (0.52)      $     (30.48)      $      (1.18)
                                                     ============       ============       ============       ============

Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares:

                                                                 JUNE 30,
                                                        --------------------------
                                                           2000            2001
                                                           ----            ----
                                                        (UNAUDITED)     (UNAUDITED)
Common stock subject to repurchase                       5,894,408       3,082,959
Common stock options                                     6,238,105      16,469,134
Convertible preferred stock                             46,054,619              --
                                                        ----------      ----------
                                                        58,187,132      19,552,093
                                                        ==========      ==========

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the periods reported is as follows (in thousands of U.S. dollars):

                                                THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                ---------------------------       -------------------------
                                                  2000            2001              2000           2001
                                                  ----            ----              ----           ----
                                               (UNAUDITED)      (UNAUDITED)      (UNAUDITED)     (UNAUDITED)
Net loss                                       $  (31,267)      $  (33,877)      $  (39,853)      $  (74,907)

Other comprehensive income:
  Unrealized holding gains (losses)                   (10)              74              (10)              60
  Foreign currency translation adjustment              (1)             123               (1)             (82)
                                               ----------       ----------       ----------       ----------
Comprehensive loss                             $  (31,278)      $  (33,680)      $  (39,864)      $  (74,929)
                                               ==========       ==========       ==========       ==========

NOTE 6 - ACQUISITIONS

During 2001, the Company acquired the following businesses:

NomadIQ

In January 2001, the Company acquired NomadIQ, a privately held Israel-based developer of applications and services for mobile devices. Upon closing, the Company issued 2.5 million shares of its common stock to the shareholders of NomadIQ, including a pool of stock options granted to employees of NomadIQ. The agreement also provides for the issuance of up to an additional 1.0 million shares of the Company's common stock over a twelve-month period if certain performance milestones and other conditions are met, including the continued retention of the senior management team. During July 2001, 600,000 of those additional shares became issuable to the former NomadIQ stockholders, as discussed in Note 11, which will increase the overall purchase price and allocation in the third quarter of 2001.

OmniSky International

In April 2000, the Company formed OmniSky International, a joint venture with one of the Company's principal stockholders, News Corporation, to pursue international opportunities for business outside of the United States. On June 4, 2001, News Corporation transferred its 50% interest in OmniSky International to the Company in exchange for 6,578,947 shares of OmniSky common stock and warrants entitling it to purchase 929,944 shares of OmniSky common stock at an exercise price equal to $3.23 per share. From June 4, 2001, OmniSky International has been reflected as a wholly-owned subsidiary of the Company. Prior to June 4, 2001, the Company accounted for its 50% interest in OmniSky International using the equity method.

As described further in Note 11, in July 2001 the Company effected a restructuring of its business that resulted in global workforce reductions, including workforce reductions at OmniSky International, and the closure of several European offices. In the future, the Company intends to deliver its applications and services throughout Europe in partnership with carriers, online service providers, hardware manufacturers and others. As a result, the Company is currently reviewing the carrying values of its European assets and expects to record an impairment charge related to the restructuring in the third quarter of 2001.

Purchase Accounting

The Company accounts for acquisitions using the purchase method of accounting and, accordingly, the net assets and results of operations of the acquired company are included in the Company's consolidated financial statements from the acquisition date. The value of common shares issued is determined based on the average market price of the Company's common shares over the two-day trading period before and after the terms of the acquisition are agreed to and announced. The fair value of options or warrants issued is determined using the Black-Scholes Options Model and is included as a component of the purchase price. The purchase price also includes acquisition-related expenses, which consist primarily of financial advisory, accounting and legal fees.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, in thousands.

                                                                           OmniSky
                                                          NomadIQ       International
                                                          -------       -------------
Fair value of stock issued and cash paid                $    15,446      $    20,585
Balance of initial $11.5 million equity investment               --            4,328
Liabilities assumed                                           1,736            4,170
                                                        -----------      -----------
Fair value of assets acquired                           $    17,182      $    29,083
                                                        ===========      ===========

Allocated to:
Cash received                                           $       579      $     9,292
Tangible assets received                                        678            3,110
Purchased technology                                          2,642            1,192
Assembled workforce                                           1,831            1,161
Network and content relationships                                --            2,139
Patents                                                         610               --
In-process research and development                           3,445               --
Deferred stock-based compensation                               877               --
Goodwill                                                      6,520           12,189
                                                        -----------      -----------
                                                        $    17,182      $    29,083
                                                        ===========      ===========

The fair value of the intangible assets in the NomadIQ acquisition were determined using the income approach, which discounts expected future cash flows to present value. The discount rates used in the present value calculations were generally derived from a weighted average cost of capital analysis and venture capital surveys, adjusted upward to reflect additional risks inherent in the development life cycle. The risk-adjusted discount rate for acquired in-process research and development was 40%. In addition, the assembled workforce was valued estimating the cost to replace the current assembled workforce, considering such costs as recruiting and training.

As part of the allocation process, the Company evaluated the NomadIQ acquisition and recorded $3.4 million related to acquired in-process technologies, including new versions of NomadIQ's location-based software. As this acquired in-process technology had not reached technical feasibility at the acquisition date and had no alternative future use, the amount of $3.4 million was immediately charged to expense upon consummation of the acquisition. The estimated cost at the acquisition date to complete the software was $0.8 million, with completion expected in mid-2001. Remaining tasks at the date of acquisition included resolving scalability issues, achieving compatibility with various handheld operating systems, and system verification and testing.

The fair value of the intangible assets in the OmniSky International acquisition were determined using the cost approach, which estimates value based on the cost of reproducing or replacing the property. The assembled workforce was valued estimating the cost to replace the current assembled workforce, considering such costs as recruiting and training. The Company is in the process of finalizing a third-party valuation of certain intangible assets of OmniSky International; thus, the allocation of the purchase price is subject to adjustment.

Total amortization expense of intangible assets related to the acquisitions was $1.3 million and $1.7 million for the three and six month periods ended June 30, 2001.

Pro Forma Results of Operations

The following represents the unaudited pro forma results of operations of the Company for the six months ended June 30, 2000 and 2001 as if the acquisitions had been consummated at the beginning of the respective periods. The unaudited pro forma results of operations include certain pro forma adjustments, including the amortization of intangible assets relating to the acquisitions. The unaudited pro forma results of operations are prepared for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisitions actually been consummated at January 1, 2000 or the results that may occur in the future.

                                      SIX MONTHS ENDED JUNE 30,
                                      -------------------------
                                        2000           2001
                                        ----           ----
                                     (UNAUDITED)    (UNAUDITED)
Revenue                               $  2,100       $ 11,027
Net loss                              $(43,769)      $(81,937)
Basic and diluted loss per share      $  (4.28)      $  (1.18)

NOTE 7 -- BALANCE SHEET COMPONENTS (IN THOUSANDS)

                     DECEMBER 31,   JUNE 30,
                        2000         2001
                        ----         ----
                                  (UNAUDITED)
Inventories:
  Raw materials       $ 6,870      $    --
  Finished goods        6,778        1,223
                      -------      -------
                      $13,648      $ 1,223
                      =======      =======

The allowance for obsolete inventory was $0.7 million and $11.2 million at December 31, 2000 and June 30, 2001, respectively. The writedown of inventory to net realizable value charged to operations was zero for the three and six month periods ended June 30, 2000 and $6.1 million and $10.5 million, respectively, for the three and six month periods ended June 30, 2001.

                                                    DECEMBER 31,     JUNE 30,
                                                       2000           2001
                                                       ----           ----
                                                                   (UNAUDITED)
Property, equipment and software, net:
  Computer                                           $  4,830       $  7,473
  Software                                             14,586         23,304
  Furniture, fixtures and equipment                       987          2,232
  Leasehold improvements                                  378          6,225
                                                     --------       --------
                                                       20,781         39,234
Less: accumulated depreciation and amortization        (2,737)        (7,630)
                                                     --------       --------
                                                     $ 18,044       $ 31,604
                                                     ========       ========

                                        DECEMBER 31,     JUNE 30,
                                           2000           2001
                                           ----           ----
                                                       (UNAUDITED)
Intangibles, net:
  Purchased technology licenses          $  6,064       $  6,064
  Acquired technology                          --          3,834
  Assembled workforce                          --          2,992
  Network and content relationships            --          2,139
  Patents                                      --            610
  Goodwill                                     --         18,709
                                         --------       --------
                                            6,064         34,348
Less: accumulated amortization             (2,111)        (4,719)
                                         --------       --------
                                         $  3,953       $ 29,629
                                         ========       ========

NOTE 8 - COMMON STOCK

On May 14, 2001, as part of its employee retention program, the Company repriced certain issued and outstanding options to purchase its common stock. Options with an exercise price greater than the May 14, 2001 closing price of the Company's common stock, as listed on The Nasdaq National Market, were repriced at the May 14 closing price of $2.79 per share. Options to purchase approximately 7,000,000 shares of common stock were repriced, with all other option terms remaining the same.

The Company adopted, in May 2001, a restricted stock cashless retirement program under which it offered, in cashless transactions, shares of common stock acquired prior to the Company's initial public offering by certain employees with loans from the Company. Repurchase of shares and retirement of the related loans under this program would only be effected when the Company's stock price on The Nasdaq National Market equaled or exceeded the original purchase price paid by the employee. Shares repurchased were to be at a price equal to the employee's original purchase price. During May 2001, employees elected to sell 1,863,212 shares of common stock pursuant to this program. The effect of this was that the Company increased treasury stock and reduced the receivable from stockholders by $4.2 million with no impact on cash or compensation expense.

Effective May 10, 2001, as a further inducement to retain employees, the Company repurchased, in cashless transactions, shares of common stock acquired prior to the Company's initial public offering by certain employees with loans from the Company. These restricted shares were not subject to the program described in the previous paragraph. All shares were repurchased on such date at a price per share equal to $3.95, the closing price of the Company's common stock on The Nasdaq National Market on May 10. Certain share retirements under these circumstances resulted in taxable income to the employees participating, for which those employees were not reimbursed by the Company. Employees elected to retire 1,731,405 shares of common stock as a result of these transactions. The effect of these transactions was that the Company increased treasury stock by $6.8 million, reduced the receivable from stockholders by $8.4 million, and recorded $1.6 million of non-cash compensation expense arising from the forgiveness of a portion of the principal on the related stockholder notes.

In accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("Interpretation"), the effect of these actions is that the stock options that were repriced, along with any options issued to those employees six months before or six months subsequent to those dates, and are subject to variable plan accounting treatment. Accordingly, the Company has and will continue to remeasure compensation cost for the repriced options until they are exercised, cancelled, or forfeited without replacement. The valuation of repriced options has and will be based on any excess of the closing stock price at the end of the reporting period or date of exercise, forfeiture or cancellation without replacement, if earlier, over the fair value of the Company's common stock on the date of issuance which equals the exercise price of these options. The resulting compensation charge to earnings would be recorded over the remaining vesting period, using the accelerated method of amortization discussed in FASB Interpretation No. 28. When options are fully vested, the charge will be recorded to earnings immediately. Depending upon movements in the market value of the Company's common stock, this accounting treatment may result in significant additional compensation charges in future periods.

During the three and six month periods ended June 30, 2001, the Company did not incur charges to earnings related to stock and options subject to variable plan accounting as the Company's stock price was below the related share or option price. As of June 30, 2001 the Company had options outstanding and subject to variable plan accounting amounting to 11,291,007 shares.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On July 6, 2000, a complaint was filed in the United States District Court for the Northern District of California captioned "Julia Butterfly Hill v. AT&T Corporation, a New York corporation; AT&T Wireless Services, Inc., a Delaware corporation; OmniSky Corporation, a Delaware corporation; TBWA Chiat/Day, a Delaware corporation; and Does I-XX, inclusive." The complaint alleges, among other things, false endorsement and false designation of origin, false and misleading advertising and misappropriation of likeness and image. The Company intends to defend itself vigorously and believes that the claims alleged are without merit.

On February 2, 2001, a complaint was filed in the United States District Court for the District of Delaware captioned "Leon Stambler v. RSA Security Inc., Verisign Inc., First Data Corporation, Openwave Systems Inc. and OmniSky Corporation." The complaint alleges, among other things, that encryption technology licensed from third parties and incorporated into the Company's service infringes third party patents. The Company has received indemnification in respect of this matter from companies that license it encryption technology.

During July 2001, individuals claiming to represent purported classes of similarly situated purchasers of the Company's securities filed actions in the United States District Court for the Southern District of New York against the Company and certain present officers and a director including Patrick S. McVeigh, Lawrence S. Winkler and Michael J. Malesardi. The complaint also names as defendants the following underwriters of the Company's initial public offering: Credit Suisse First Boston Corporation, Chase Securities, Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Salomon Smith Barney, Inc. (the "Underwriter Defendants"). The plaintiffs claim that the Registration Statement and Prospectus filed in connection with the Company's initial public offering in September 2000 contained materially false and misleading information and failed to disclose material information relating to the Underwriter Defendants' allocations of shares in the Company's initial public offering to their customers, in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934. As of August 10, 2001, the Company had not yet been served in this action. The Company intends to tender a claim to the Underwriter Defendants for indemnification under the Underwriting Agreement and intends to defend itself vigorously. The Company believes that the claims alleged are without merit.

The Company does not believe that the resolution of any of these matters will have a material effect on its financial condition, results of operations or cash flows. No estimate can be made of the possible loss or possible range of losses associated with the resolution of these contingencies.

Except as described in the previous paragraphs, the Company is not currently subject to any material legal proceedings. The Company may from time to time, however, become a party to various legal proceedings arising in the ordinary course of its business. The Company also may be indirectly affected by administrative or court proceedings or actions in which the Company is not involved but which have general applicability to the Internet or wireless industries.

NOTE 10 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to Reseller of the Vendor's Products", which is effective for annual or interim financial statements for periods beginning after December 15, 2001. The issue addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment of the selling price and should therefore be deducted from revenue or a cost incurred by the vendor for assets or services received. The Company is currently assessing but has not yet determined the impact of EITF 00-25 on its statements of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

NOTE 11 - SUBSEQUENT EVENTS

Issuance of Common Stock Related to Acquisition

The agreement related to the acquisition of NomadIQ, discussed further in Note 6, provides for the issuance of up to an additional 1.0 million shares of the Company's common stock over a twelve-month period if certain performance milestones and other conditions are met, including the continued retention of the senior management team. Pursuant to this agreement, 600,000 of those additional shares became issuable to the former NomadIQ stockholders during July 2001. As a result of this, the overall purchase price recorded will increase by approximately $1.1 million with a corresponding additional allocation to goodwill.

Restructuring

In July 2001, the Company effected a restructuring of its business, forming a consumer unit focused on the Company's target market of mobile professionals and an applications and services unit to market its advanced suite of applications and services known as "OmniSky Oxygen". The restructuring included a reduction in the Company's global workforce by nearly 100 employees, and significantly affected OmniSky International, including reducing its European workforce and closing several European offices. In the future, the Company intends to deliver its applications and services throughout Europe in partnership with carriers, online service providers, hardware manufacturers and others. As a result, the Company is currently reviewing the carrying values of its European assets and expects to record an impairment charge related to the restructuring in the third quarter of 2001. This restructuring charge would include severance and shutdown costs for the business and the write-off of the recorded intangible assets.

In order to reduce its costs, the Company is currently considering various options regarding its office locations, including subleasing, assigning, terminating or otherwise divesting itself of significant obligations under its various real estate leases. We cannot, at this time, determine the likelihood that we will pursue one or more of the options we are exploring. If we do pursue one or more of these options, we could incur a charge against our earnings during the remainder of 2001 in the range of zero to $85 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the Company's accompanying unaudited consolidated financial statements and notes thereto, and the Company's audited consolidated financial statements, notes thereto and management's discussion and analysis of financial condition and results of operations as of and for the period ended December 31, 2000 included in the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001.

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose, statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes", "anticipates", "plans", "expects" and similar expressions are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties and are not guarantees of future performance. Actual results may differ materially from those indicated in such forward-looking statements as a result of certain factors, including, but not limited to, those set forth under the heading "Factors Affecting Future Operating Results."

OVERVIEW

We are a global developer and provider of wireless data applications and services for users of mobile devices. We offer a suite of data applications and services to wireless carriers, online service providers, hardware manufacturers and other third parties, enabling those companies to offer branded or customized versions of our wireless applications and services to their own end users. We also offer our wireless services directly to individuals and enterprises under the OmniSky brand through more than 2,000 retail outlets across the U.S. and other direct sales and marketing channels, including our own website.

With our applications and services, users can wirelessly:

    - access up to six email accounts, including corporate email via Microsoft Outlook as well as POP3 email;

    -    search the Internet;

    -    access a broad range of Web content optimized for mobile devices; and

    -    securely conduct e-commerce transactions.


RECENT DEVELOPMENTS

On August 10, 2001, we signed a two-year agreement with Verizon Wireless to enable Verizon Wireless to provide wireless data applications and services to Verizon Wireless subscribers using certain interactive wireless devices. As part of the agreement, we will provide Verizon Wireless with designated wireless applications and services from the OmniSky Oxygen technology platform for use with interactive wireless devices specified by Verizon Wireless. We may also provide Verizon Wireless with certain professional services in connection with the delivery of those applications and services. We will receive payments from Verizon Wireless based on the number of Verizon Wireless subscribers who register to use the designated applications and services and the nature and extent, if any, of the professional services that are rendered by us to Verizon Wireless. All sales and marketing efforts related to the promotion of the wireless applications and services will be performed by Verizon Wireless under the agreement.

As part of our efforts to more efficiently manage our resources and to further accelerate the deployment of our applications and services to wireless carriers, online service providers, hardware manufacturers and others, we restructured our business in July 2001, forming a consumer unit focused on our target market of mobile professionals and an applications and services unit to market our OmniSky Oxygen platform of applications and services. We reduced our global workforce by nearly 100 as part of those efforts. We also continued to realize synergies from our consolidation of OmniSky International, reducing our European workforce and closing several European offices. Since the beginning of the year, our European subsidiary had launched the first integrated wireless email and Internet service on mobile devices in the United Kingdom and Germany. As we neared the completion of these consumer-focused beta trials, we decided to close the trials and assimilate information from those trials into our European product offerings. Consistent with the course we have initiated within the United States, in the future we intend to deliver our applications and services throughout Europe in partnership with carriers, online service providers, hardware manufacturers and others.

OUR SERVICE

As the recipient of numerous industry awards, we have been consistently recognized as one of the leading providers of wireless data applications and services for users of mobile devices.

In the first half of 2001, we began leveraging that position by offering our advanced applications and services, under the OmniSky Oxygen platform, to wireless carriers, online service providers, hardware manufacturers and others. We offer a comprehensive, end-to-end wireless solution that includes the following modular applications and services:

    - Messaging - We offer messaging services that include corporate and personal email, instant messaging, text messaging and interoperability with third-party messaging platforms. In support of those efforts, we launched one of our proprietary corporate email solutions, OS CorporateLink, at the end of the first quarter of 2001. OS CorporateLink enables individuals and enterprises to obtain seamless and secure access to email residing behind the corporate firewall.

    - Content Delivery - We offer a broad range of content that has been optimized for viewing on many different types of mobile devices. These applications include a customizable, dynamically updated mobile portal, enhanced Web browsing, content management services and our proprietary OneTap technology that streamlines the exchange of data between device applications and the Internet.

    - Location-based Services - We expect to offer location-based services that combine real-time and stored location-specific content. These applications enable users to access local merchants, conduct e-commerce, and obtain online restaurant information, movie guides, real-time directory services, and interactive maps as a function of their location. We also recently announced that we had received two provisional patents covering certain aspects of these location-based services.

As part of these applications and services, we also offer comprehensive management and hosting services. We provide real-time provisioning, direct or pass-through billing, connectivity services, modem procurement services and flexible support services for all levels of customer care. We believe that our industry leading position and experience offer our customers speed-to-market, reduced deployment costs and risk, greater reliability and enhanced opportunities to create and develop distinct wireless services for their own end-users.

Our service is now available on nearly all Palm OS-based and Pocket PC-based handheld devices, including the Palm V and Vx, Handspring Visor Platinum, Visor Prism and Visor Edge, HP Jornada 520/540 Series Pocket PCs, Compaq iPAQ Pocket PC and the Casio E-125. We intend to extend our applications and services in 2001 to support other mobile devices, including new personal digital assistants like the Palm M505, devices like the Kyocera Smartphone that combine the functionality of a cellular telephone with a personal digital assistant, and laptop computers. We recently initiated service for all Hewlett-Packard Pavilion notebook computers in a co-marketing arrangement with Hewlett-Packard. We also recently demonstrated our service on the Kyocera Smartphone at the Cellular Telecommunications & Internet Association's Wireless 2001 conference. At the 2001 PC Expo in June, we continued to extend our service to additional platforms, delivering our service on a Palm Vx using Bluetooth technology and adapting our service to support Wireless Application Protocol, or WAP, that we previewed on a Sanyo SCP-5000 WAP mobile phone.

We support the wireless network technology known as cellular digital packet data, or CDPD, which is used by AT&T Wireless Services and Verizon Wireless, the two largest wireless carriers in the United States. As a result of European beta trials of our service that we concluded in August 2001, we have also supported the wireless technology known as global system for mobile communications, or GSM, and expect to support the technology known as general packet radio service, or GPRS, once it is commercially launched. In the future, we also intend to support other wireless network technologies, such as code division multiple access, or CDMA, and enhanced data rates for global evolution, or EDGE. In our Kyocera Smartphone demonstration, we delivered our service over the CDMA wireless network. Wireless coverage for the OmniSky-branded service over the CDPD network includes over 167 major metropolitan areas within the United States, encompassing over 172 million people. We expect our wireless coverage areas to increase as we extend our applications and services to additional networks.

ACQUISITIONS

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

In April 2000, we formed OmniSky International, a joint venture with one of our principal stockholders, News Corporation, to pursue international opportunities for business outside of the United States. On June 4, 2001, News Corporation transferred its 50% interest in OmniSky International to us in exchange for 6,578,947 shares of our common stock, and 929,944 warrants entitling it to purchase a like number of shares of our common stock at a price equal to $3.23 per share. Based on the shares issued, the balance of the initial equity investment at the acquisition date and the liabilities assumed, the total value of the acquisition was approximately $29.1 million.

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AS COMPARED TO THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000

RESULTS OF OPERATIONS

(All charts below are in thousands. "NM" is used in the charts to indicate calculations that are not meaningful.)

We have a limited operating history, having formed our Company in May 1999 and launched our initial beta test in the United States in December 1999. We began shipping wireless modems and providing wireless service to our beta test participants at the end of December 1999. We did not recognize any revenue for the period from our inception in May 1999 through December 31, 1999.

We have experienced cumulative losses since our inception as a result of our efforts to develop and market our wireless applications and services. From inception in May 1999 through June 30, 2001, our cumulative net losses totaled $200.3 million. We expect to incur significant operating expenses over the next several years in connection with the continued development and expansion of our business. During 2000, we focused principally on marketing our services to individual mobile professionals, who accounted for nearly all of our subscribers as of the end of that year. At the end of 2000, we began several initiatives to offer our applications and services both in the United States and in Europe to wireless carriers, online service providers, hardware manufacturers and other third parties and to extend our business into the enterprise market. That extension of our business has required that we modify our marketing, product development and other related efforts to more properly align our resources with the needs of those potential customers. We expect that our sales and marketing expenses will decline significantly both in amount and as a percentage of our revenues and that our engineering, development and operating expenses will remain constant in amount but decrease over time as a percentage of our revenues as we extend our business to those markets. While we have entered into several enterprise transactions and strategic partnerships, we do not have any material enterprise customers at this time. In addition, while we are actively engaged in discussions with various third parties regarding their purchase of applications and services from us, except for our relationships with Verizon Wireless and America Online, we do not, at this time, have any other material agreements with such third parties to sell our applications and services to them.

For individuals to obtain our OmniSky-branded wireless service on certain devices, they can purchase a wireless modem from us, either directly or through a retailer. We offer modem rebates of varying amounts from time to time that are tied to the activation of an annual service plan, and we anticipate continuing those types of offers in the future. Our subscribers must separately purchase a mobile device to receive our service; we do not provide the mobile device. Over time, we expect revenues from the sale of wireless modems to our subscribers as a percentage of our revenues to decrease significantly because modems will be available to our subscribers through channels other than us, integrated wireless devices such as the Kyocera Smartphone will become more prevalent, and the price of modems will decrease. As we continue to transition our business toward providing wireless applications and services to wireless carriers, online service providers, hardware manufacturers and others, we expect that our revenues from the sale of wireless modems will decrease even more significantly.

Our subscribers generally pay us a flat monthly fee to receive our wireless service. Our service fee is lower for customers who prepay their service on an annual basis. For enterprise customers, we may negotiate volume arrangements. With respect to our applications and services, we offer third parties a variety of pricing plans for all or portions of our applications and services. For instance, we may provide wireless carriers with location-based applications, advanced email platforms and Internet content, without airtime, customer support or other services. Due to our short operating history, we do not have meaningful statistics available regarding an average service life for our customers.

Our contracts for services we purchase generally have a fixed element for a base service level, but are then mostly subscriber-based and depend on the number of users on the wireless network or the number of customers being provided with customer care, billing or other administrative services. Our contracts with our service providers are generally of a one-to-three year duration.

We expect to experience seasonality in our business. We anticipate sales of mobile devices, through which our subscribers receive our branded service, to be higher in the fourth and first fiscal quarters due to increased consumer spending patterns during the holiday season. We also expect that equipment sales may decline during the second and third quarters because of typical decreased consumer spending patterns during this period. The timing of the sale of equipment has an impact on when we begin to generate service revenue from new customers. In addition, to the extent that we depend upon sales of mobile devices to enable our subscribers to receive our wireless service, shortages in the availability of these devices or other events that affect the availability or desirability of these devices, could affect our business and revenues. These seasonal variations may lead to fluctuations in our quarterly operating results.

Almost all of our revenues to date have been derived from operations in the United States. Our results reflect our 50% equity interest in OmniSky International through June 3, 2001. From June 4, 2001 through June 30, 2001, we have consolidated OmniSky International as a result of our acquisition of the other 50% interest in that entity. We had only one operating segment from our inception in May 1999 through June 30, 2001. As a result of the completion of our consumer-focused beta trials in Europe, we do not expect to derive any significant revenues from our European operations in the near future.

In conjunction with the restructuring of our operations described previously under "Recent Events", we are currently reviewing the carrying values of our European assets and expect to record an impairment charge related to the restructuring in the third quarter of 2001. This restructuring charge would include severance and shutdown costs for the business and the write-off of the recorded intangible assets.

In order to reduce our costs, we are also currently considering various options regarding our office locations, including subleasing, assigning, terminating or otherwise divesting ourselves of significant obligations under our various real estate leases. We cannot, at this time, determine the likelihood that we will pursue one or more of the options we are exploring. If we do pursue one or more of these options, we could incur a charge against our earnings during the remainder of 2001 in the range of zero to $85 million.

The following comparison of results is affected by the fact that we were in a development stage through June 2000. In the future, our results will likely be affected by the sale of our applications and services to wireless carriers, online service providers, hardware manufacturers and other third parties and by the extension of our business into the enterprise market. As we continue to transition our business toward providing wireless applications and services to wireless carriers, online service providers, hardware manufacturers and others, comparisons of our results with prior periods may be less meaningful and not necessarily indicative of future trends or results.

REVENUE

                                                       Services     Equipment       Beta           Total
                                                       --------     ---------       ----           -----
Three Months Ended June 30, 2001                       $ 3,836       $ 1,507       $    70        $ 5,413
Three Months Ended June 30, 2000                           686           183           (84)           785
Increase from June 30, 2000                              3,150         1,324           154          4,628
Percentage Increase from June 30, 2000                     459%          723%          183%           590%

Six Months Ended June 30, 2001                         $ 8,107       $ 2,740       $    70        $10,917
Six Months Ended June 30, 2000                             686           183         1,231          2,100
Increase (Decrease) from June 30, 2000                   7,421         2,557        (1,161)         8,817
Percentage Increase (Decrease) from June 30, 2000         1082%         1397%          (94)%          420%

We commenced shipping wireless modems to our United States beta subscribers in December 1999 and stopped accepting new beta orders there on June 30, 2000. We commenced our European beta in February 2001 and it was ongoing at June 30, 2001. During our beta tests, subscribers have received a bundled offering consisting of a wireless modem, our wireless service from the date of their purchase through the end of the beta, and in Europe, a handheld device. Revenue during these periods was recognized as "beta" period revenue.

Equipment revenue is recorded net of any rebates offered to subscribers. Where we sell equipment through retail channels, we defer the equipment revenue until the equipment is purchased by the final customer, less a reserve for actual returns. Service revenue is recorded ratably over the service period, with amounts billed or received in advance of revenue recorded as deferred revenue. We defer equipment and service revenue and the related cost of equipment revenue until completion of any customer refund period.

At June 30, 2001, we had recorded $3.1 million of deferred equipment revenue, $4.5 million of deferred service revenue, and $1.5 million of equipment rebate liabilities.

Subscribers for our OmniSky-branded service have grown from 13,400 at June 30, 2000 to 42,000 at June 30, 2001. Our average service revenue per subscriber changed from $36.40 for the fourth quarter of 2000 to $33.00 for the second quarter of 2001. The decrease in the second quarter is due to the cancellation or the conversion of month-to-month customers who were previously paying $39.95 per month to lower rate plans, and to a higher percentage of new customers purchasing annual pre-payment contracts that have an average price of $29.99 per month. During the second quarter of 2001, nearly 66% of our new subscribers signed up for annual plans. We expect an increasing percentage of new subscribers to sign up over time for annual plans.

For the first six months of 2001, our net subscriber additions were adversely affected by a high rate of cancellation, which we call churn. The average monthly churn rate of 4.6% for the second quarter is consistent with the rate we experienced in the first quarter of 2001. It is higher than the rate we experienced in 2000, and continues to have been the result of one group of customers coming to the end of a six-month promotional program that was offered in 2000, and the result of customers who indicated they were canceling because their employers were reducing expenses and therefore no longer reimbursing them for the cost of our service.

We expect our revenue to continue to shift towards service revenue and away from equipment revenue in future quarters. We currently inventory and sell modems associated with Palm-OS devices; however, during the first quarter of 2001 we experienced, and expect to continue to experience, a growing number of subscribers using non-Palm-OS devices such as the Pocket PC, integrated devices such as the Kyocera Smartphone and services on laptop computers. Users of these devices do not need to purchase a modem from us to receive our service, eliminating our need to inventory modems for those types of devices.

COST OF REVENUE

                                                                                                                   Percentage
                                                       Services       Equipment        Beta            Total       of Revenue
                                                       --------       ---------        ----            -----       ----------
Three Months Ended June 30, 2001                       $  5,102       $  9,210       $    361        $ 14,673          271%
Three Months Ended June 30, 2000                          1,747            238          1,478           3,463          441%
Increase (Decrease) from June 30, 2000                    3,355          8,972         (1,117)         11,210
Percentage Increase (Decrease) from June 30, 2000           192%          3770%            (76)%        324%

Six Months Ended June 30, 2001                         $ 10,833       $ 15,683       $    361        $ 26,877          246%
Six Months Ended June 30, 2000                            1,747            238          4,331           6,316          301%
Increase (Decrease) from June 30, 2000                    9,086         15,445         (3,970)         20,561
Percentage Increase (Decrease) from June 30, 2000           520%          6489%            (92)%        326%

For the three and six month periods ended June 30, 2000, our cost of beta revenue comprised the costs of our United States beta test. For the three and six month periods ended June 30, 2001, our cost of beta revenue comprised the costs we incurred in Europe for equipment that we sold to our subscribers, our network technical support, the packaging costs for our products and other fulfillment costs from June 4, 2001 to June 30, 2001.

Cost of services revenue increased for the three and six month periods ended June 30, 2001 as a result of increased network operations costs, and increased airtime and other subscriber-based charges related to the growth in our subscriber base. Cost of equipment revenue for the three months ended June 30, 2001 of $9.2 million includes $3.1 million of expense related to the sale of modems to new subscribers, and $6.1 million related to inventory write-downs. Cost of equipment revenue for the six months ended June 30, 2001 of $15.7 million includes $5.2 million of expense related to the sale of modems to new subscribers, and $10.5 million related to inventory write-downs. The inventory write-down relates to an adjustment made to lower the carrying value of certain modems to their expected net realizable value based on projections of future sales, including costs that may be necessary to reconfigure the modems to work with new handheld devices. Based on current projections of modem sales over the next 12 months, we do not expect to utilize the excess inventory.

At June 30, 2001, we had recorded $3.2 million of deferred cost of equipment revenue that is included in prepaid expenses and other current assets.

From the fourth quarter of 2000 to the first quarter of 2001, we experienced improvements in our cost of service revenue as a percentage of total revenue related to the implementation of new airtime contracts as well as decreases in operating costs from the relocation of our data center.

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

OPERATING EXPENSES

Engineering, Development and Operations

                                                            Percentage of
                                                 Amount        Revenue
                                                 ------        -------
Three Months Ended June 30, 2001                 $4,398            81%
Three Months Ended June 30, 2000                  2,791           356%
Increase from June 30, 2000                       1,607
Percentage Increase from June 30, 2000              58%

Six Months Ended June 30, 2001                   $8,670            79%
Six Months Ended June 30, 2000                    4,125           196%
Increase from June 30, 2000                       4,545
Percentage Increase from June 30, 2000             110%

Engineering, development and operations expenses include the salaries, fees and related costs we incur for the design and operation of our wireless applications and services and for the continued development, operation and management of our technology.

Costs for the three and six month periods ended June 30, 2000 included initial engineering costs to develop and implement our beta service in the United States. For the three and six month periods ended June 30, 2001, the costs included expenses incurred to further develop our service in addition to costs for ongoing operations, and increased due to enhancements to our service and technology offering.

We expect our engineering, development and operations expenses to stay constant in amount but decrease as a percentage of revenue as we continue to develop new wireless applications and services and aggressively market those applications and services to wireless carriers, online service providers, hardware manufacturers and others.

Sales and Marketing

                                                              Percentage
                                             Amount           of Revenue
                                             ------           ----------
Three Months Ended June 30, 2001            $  5,827             108%
Three Months Ended June 30, 2000              12,885            1641%
Decrease from June 30, 2000                   (7,058)
Percentage Decrease from June 30, 2000           (55)%

Six Months Ended June 30, 2001              $ 19,599             180%
Six Months Ended June 30, 2000                15,146             721%
Increase from June 30, 2000                    4,453
Percentage Increase from June 30, 2000            29%

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

Sales and marketing expenses for the three and six month periods ended June 30, 2000 were primarily associated with the costs described above plus additional internal staff costs, consultants and trade show expenses associated with the launch of our beta test in the United States. Advertising expenses for the six months ended June 30, 2000 were $19.6 million, which were partially offset by $9.1 million of co-marketing credits received from one of our wireless carriers. Expenses for the three months ended June 30, 2001 were comprised of $1.4 million for advertising, $1.7 million for market development funds, tradeshows, public relations and other consulting expenses, and $2.7 million for internal staff and associated overhead costs for the sales and marketing groups. Expenses for the six months ended June 30, 2001 were comprised of $10.2 million for advertising, $3.9 million for market development funds, tradeshows, public relations and other consulting expenses, and $5.5 million for internal staff and associated overhead costs for the sales and marketing groups. Expenses for the three months ended June 30, 2001 decreased significantly as compared to the same period in 2000 because we decreased advertising as we transitioned our business to support wireless carriers, online service providers, hardware manufacturers and others and also as we reduced spending to conserve cash.

We expect our sales and marketing expenses to decrease both in amount and as a percentage of revenue as we extend and transition our business into the application services and enterprise markets. We also expect a decrease in overall marketing expenses as we reduce brand marketing and emphasize cooperative advertising with our application services partners.

General and Administrative

                                                              Percentage
                                               Amount         of Revenue
                                               ------         ----------
Three Months Ended June 30, 2001              $ 6,767             125%
Three Months Ended June 30, 2000                3,995             509%
Increase from June 30, 2000                     2,772
Percentage Increase from June 30, 2000             69%

Six Months Ended June 30, 2001                $11,531             106%
Six Months Ended June 30, 2000                  5,931             282%
Increase from June 30, 2000                     5,600
Percentage Increase from June 30, 2000             94%

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

General and administrative costs for the three and six month periods ended June 30, 2000 were primarily related to the start-up of our operations in the United States. The increase for the three and six month periods ended June 30, 2001 resulted primarily from headcount increases associated with the expansion of our business, from increases in rent expense and from consulting and professional service fees incurred in the continued development of our corporate infrastructure.

We expect our general and administrative expenses to remain constant in amount and decline as a percentage of revenue as we extend and transition our business into the application services and enterprise markets.

Amortization of Deferred Stock Compensation

                                                                 Percentage
                                               Amount            of Revenue
                                               ------            ----------
Three Months Ended June 30, 2001              $  1,777                33%
Three Months Ended June 30, 2000                 9,103              1160%
Decrease from June 30, 2000                     (7,326)
Percentage Decrease from June 30, 2000             (80)%

Six Months Ended June 30, 2001                $  5,615                51%
Six Months Ended June 30, 2000                  10,340               492%
Decrease from June 30, 2000                     (4,725)
Percentage Decrease from June 30, 2000             (46)%

Prior to our initial public offering, we granted stock options and issued shares of restricted stock to certain of our officers and employees at prices subsequently deemed to be below the fair value of the underlying stock on the date of grant or issuance. From our inception in May 1999 through June 30, 2001, we recorded aggregate deferred stock compensation of approximately $44.7 million, including $0.9 million related to the acquisition of NomadIQ. With respect to employee stock-based compensation, we are amortizing the deferred compensation expense over the vesting period using the multiple option approach, which has the effect of front-loading the amortization expense. This expense has no impact on our cash flows. The remaining $16.9 million of unamortized deferred stock compensation will be expensed over the remaining vesting period of three to four years. Under our current plan, we estimate that our minimum deferred stock compensation expense will be $5.4 million, $7.1 million, $3.5 million, and $0.9 million for the remainder of fiscal 2001 and for the years ending December 31, 2002, 2003 and 2004, respectively, before the effects of any variable accounting charges that may arise.

On May 14, 2001, as part of our employee retention program, we repriced certain issued and outstanding options to purchase our common stock. As part of such retention program, we also amended outstanding promissory notes that had been issued by certain employees to purchase shares of our capital stock prior to our initial public offering.

Effective May 10, 2001, as a further inducement to retain employees, the Company repurchased, in cashless transactions, shares of common stock acquired prior to the Company's initial public offering by certain employees with loans from the Company. As a result, the Company recorded $1.6 million of non-cash compensation expense arising from the forgiveness of a portion of the principal on the related stockholder notes.

The effect of these actions is that the stock options that were repriced, along with any options issued to those employees six months before or six months subsequent to those dates, are subject to variable plan accounting treatment. Accordingly, we have and will continue to remeasure compensation cost for the repriced options until they are exercised, cancelled, or forfeited without replacement. The resulting compensation charge to earnings would be recorded over the remaining vesting period, using the accelerated method of amortization discussed in FASB Interpretation No. 28. When options are fully vested, the charge will be recorded to earnings immediately. Depending upon movements in the market value of our common stock, this accounting treatment may result in significant additional compensation charges in future periods.

Depreciation and Amortization

                                                             Percentage
                                              Amount         of Revenue
                                              ------         ----------
Three Months Ended June 30, 2001              $4,788             88%
Three Months Ended June 30, 2000                 538             69%
Increase from June 30, 2000                    4,250
Percentage Increase from June 30, 2000           790%

Six Months Ended June 30, 2001                $7,401             68%
Six Months Ended June 30, 2000                   993             47%
Increase from June 30, 2000                    6,408
Percentage Increase from June 30, 2000           645%

Our capital expenditures through 2000 were limited and were primarily associated with software developed for internal use that is related to providing our wireless services. During 2001, we made significant capital expenditures related to construction of network operations facilities and in connection with leasehold improvements and furniture and fixtures associated with our headquarters facility. We also capitalized $8.7 million of software that was either purchased or developed for internal use. The increase in the total fixed assets available for depreciation as well as the timing of when they were placed in service has led to a significant increase in depreciation expense in the three and six month periods ended June 30, 2001 as compared with the same periods in 2000.

In conjunction with the acquisition of NomadIQ, we recorded gross intangibles of $11.6, which we began amortizing in January 2001. In conjunction with the acquisition of the remaining 50% interest in OmniSky International, we recorded gross intangibles of $16.7 million, which we began amortizing in June 2001.

For the six months ended June 30, 2000 and 2001, we amortized $0.8 and $2.6 million of expenses, respectively, for our licensed technology and purchased intangibles. Depreciation of fixed assets was $0.2 million and $4.9 million, respectively, for those same periods.

We expect our capital expenditures to be lower in future periods than they have been in the past. However, since many of the previously capitalized assets were placed in service in the second quarter of 2001 or will be placed in service during the remainder of 2001, we also expect our depreciation and amortization expense to increase in future periods relative to what was recorded in the three and six months ended June 30, 2001. We also expect the amortization of purchased intangibles to increase for the remainder of 2001; however, as further described under Recent Accounting Pronouncements, in July 2001, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS is effective for fiscal years beginning after March 15, 2001 and requires, among other things, the discontinuance of goodwill amortization; in its place, SFAS 142 requires an annual impairment test of intangible assets. As a result, while goodwill amortization will decrease, impairment charges could increase.

Charge for Acquired In-Process Research and Development

                                                            Percentage
                                              Amount        of Revenue
                                              ------        ----------
Three Months Ended June 30, 2001              $   --            --
Three Months Ended June 30, 2000                  --            --
Increase from June 30, 2000                       --
Percentage Increase from June 30, 2000            --

Six Months Ended June 30, 2001                $3,445            32%
Six Months Ended June 30, 2000                    --            --
Increase from June 30, 2000                    3,445
Percentage Increase from June 30, 2000            NM

There were no acquisitions in the three months ended June 30, 2000 and our results for that period include no charges for acquired in-process research and development. The results for the six months ended June 30, 2001 include a $3.4 million charge for acquired in-process research and development recorded in the first quarter related to the January 2001 acquisition of NomadIQ. The charge was based on an independent valuation and reflects technologies acquired prior to technological feasibility and for which there was no alternative future use. We have included a detailed description as of the acquisition date of the specific technologies acquired, their value, cost to complete, expected completion date and remaining tasks, in Note 6 to our consolidated financial statements contained in Part I, Item 1 of this Form 10-Q.

NON-OPERATING INCOME AND EXPENSES

Equity in net loss of affiliate

                                                               Percentage
                                               Amount          of Revenue
                                               ------          ----------
Three Months Ended June 30, 2001              $(1,544)            (29)%
Three Months Ended June 30, 2000                   --              --
Increase from June 30, 2000                    (1,544)
Percentage Increase from June 30, 2000             NM

Six Months Ended June 30, 2001                $(5,390)            (49)%
Six Months Ended June 30, 2000                     --              --
Increase from June 30, 2000                    (5,390)
Percentage Increase from June 30, 2000             NM

Equity in net loss of affiliate represents our 50% share of the losses incurred by our international joint venture with News Corporation from its formation in the second quarter of 2000 through June 3, 2001. From June 4, 2001, we ceased recording our equity interest when this became a consolidated subsidiary.

Interest income and other

                                                                 Percentage
                                               Amount            of Revenue
                                               ------            ----------
Three Months Ended June 30, 2001              $   484                9%
Three Months Ended June 30, 2000                  723               92%
Decrease from June 30, 2000                      (239)
Percentage Decrease from June 30, 2000            (33)%

Six Months Ended June 30, 2001                $ 2,704               25%
Six Months Ended June 30, 2000                    898               43%
Increase from June 30, 2000                     1,806
Percentage Increase from June 30, 2000            201%

Interest income and other includes interest income, rental income and expense on office space not occupied for operating uses and other miscellaneous items.

Interest income for the three and six month periods ended June 30, 2001 was $0.9 million and $2.5 million, respectively, which increased from periods ended June 30, 2000 due to the investment of the proceeds of our issuance of convertible preferred stock in April to June 2000, and from the issuance of our common stock at the end of September 2000. Also included for the three months ended June 30, 2001 was an expense of $0.5 million related to the write-off of an investment and $0.1 million of sublease income. For the six months ended June 30, 2001, interest income and other includes the $0.5 million write-off and $0.7 million of rental income.

During April 2001, we moved to new office space that has significantly increased our occupancy costs. Occupancy costs related to our operations are allocated across our engineering, development and operations, sales and marketing and general and administrative cost centers. Occupancy costs related to space not occupied for operating uses is also expected to increase because a substantial portion of our space is being offered for sublease. To the extent we sign subleases at rates that are below the rent we are paying, we would be required to record a non-cash sublease loss representing the shortfall over the rent period. In order to reduce our costs, we are currently considering various options regarding our office locations, including subleasing, assigning, terminating or otherwise divesting ourselves of significant obligations under our various real estate leases. We cannot, at this time, determine the likelihood that we will pursue one or more of the options we are exploring. If we do pursue one or more of these options, we could incur a charge against our earnings during the remainder of 2001 in the range of zero to $85 million.

NET LOSS

                                                              Percentage
                                               Amount         of Revenue
                                               ------         ----------
Three Months Ended June 30, 2001              ($33,877)           626%
Three Months Ended June 30, 2000               (31,267)          3983%
Increase from June 30, 2000                      2,610
Percentage Increase from June 30, 2000               8%

Six Months Ended June 30, 2001                ($74,907)           686%
Six Months Ended June 30, 2000                 (39,853)          1898%
Increase from June 30, 2000                     35,054
Percentage Increase from June 30, 2000              88%

The primary reasons for the change in net loss were:

    - The increase in negative gross margin associated with a larger subscriber base and the expansion of our network operations;

    - increases in engineering, development and operations costs associated with the design of our applications and operation of our service;

    -    the inventory write-downs;

    - increases in sales and marketing expenses for the six months but a decrease for the three months;

    - increases in general and administrative expenses related to the expansion of our operating infrastructure;

    -    increases in amortization of deferred stock compensation;

    - increases in depreciation and amortization of equipment, software and intangible assets;

    -    the 2001 charge for acquired in-process research and development; and

    - the equity in net loss of our international joint venture through June 3, 2001 and the consolidation of their losses thereafter.


We expect our service gross margin to improve during 2001, but expect to continue to have net losses as we continue to develop our operations and expand our business.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through a combination of private placements of our equity securities and an initial public offering of our common stock that we completed in September 2000. The private placements included the issuances of redeemable convertible preferred stock in August 1999, January 2000 and during the period from April through June 2000, which resulted in aggregate net proceeds to us of approximately $118.8 million. Our September 2000 initial public offering resulted in aggregate net proceeds to us of approximately $114.8 million. We also received an additional $5.0 million in net proceeds from the sale of common stock to America Online at the time we closed our initial public offering. Upon the closing of our initial public offering, all of the outstanding shares of our redeemable convertible preferred stock converted into common stock. At June 30, 2001, we had $60.5 million in cash and cash equivalents, short-term investments, investments and restricted cash. We have no outstanding indebtedness. We believe our cash and investments, together with vendor, bank and partner financing that we expect to obtain, will provide sufficient capital to fund our operations through March 31, 2002 if our assumptions about our revenues and expenses are generally accurate.

We have revised and reduced our operating requirements during the past six months, including undertaking actions designed to reduce staffing, real estate and operational expenses. We do not expect to achieve positive cash flows from operations until 2003, and are in the process of attempting to secure additional financing through public or private financings or other similar arrangements, which will likely be required in order to continue operations beyond March 31, 2002. Additional financing may not be available on acceptable terms, if at all, and the inability to obtain that financing could adversely affect the continued operation of our business.

Cash flows for the six months ended June 30, 2001

Cash flows used in operating activities were $49.6 million for the six months ended June 30, 2001, primarily attributable to a net loss of $74.9 million, a decrease in accounts payable of $15.2 million and a decrease in accrued and other current liabilities of $2.5 million. These uses of cash were offset by non-cash operating items including depreciation and amortization of $7.4 million, a charge for non-cash compensation expenses of $7.9 million, a charge for acquired in-process research and development of $3.4 million, a provision to adjust the carrying value of inventory of $10.5 million, our equity in net loss of affiliate of $5.4 million, a decrease in accounts receivable of $2.6 million, a decrease in inventories of $2.0 million, a decrease in prepaid expenses and other current assets of $1.6 million and an increase in deferred rent of $1.8 million.

Cash flows provided by investing activities were $10.3 million. Sources of cash included $75.0 million from the sale or maturity of investments and $9.9 million of cash acquired in business combinations, which were offset by $48.6 million for purchases of investments, $15.6 million of capital expenditures, and $6.5 million of investments in an affiliate.

Cash flows provided by financing activities were minimal for the six months ended June 30, 2001.

Cash flows for the six months ended June 30, 2000

Cash flows used in operating activities were $21.9 million for the six months ended June 30, 2000, primarily attributable to a net loss of $39.9 million and an increase in prepaid and other current assets of $3.4 million. These uses of cash were offset by depreciation and amortization (including amortization of deferred stock compensation) of $11.3 million and an increase in accounts payable of $10.6 million.

Cash flows used in investing activities were $24.8 million, primarily attributable to net purchases of investments.

Cash flows provided by financing activities were $103.2 million, attributable to issuances of preferred stock.

CAPITAL STRUCTURE

At June 30, 2001, our outstanding capital consisted solely of common stock, and we had no outstanding indebtedness.

COMMITMENTS, CAPITAL EXPENDITURES AND FUTURE FINANCING REQUIREMENTS

At June 30, 2001, we had the following contractual commitments that are described further in the following paragraphs (amounts in millions):


                                                                                      2001     2002   2003-2011
                                                                                      ----     ----   ---------
Noncancelable operating leases net of subleases                                      $ 4.7    $ 9.2    $ 73.8
Letter of credit for office space                                                      3.7       --        --
Telesales, customer care, billing and reporting and technical support services         0.9      1.8        --
Airtime for customers                                                                  0.8      1.7       1.9
Software license fees                                                                  0.3      1.4       1.2
Advertising                                                                             --      3.4      26.0
                                                                                     -----    -----    ------
Total commitments                                                                    $10.4    $17.5    $102.9
                                                                                     =====    =====    ======

As of June 30, 2001, our future minimum lease payments under noncancelable operating leases through 2011 were $87.7 million.

In connection with our primary office lease, we provided $7.4 million of irrevocable letters of credit to the landlord in 2000 to serve as a security deposit, and we are currently obligated to provide an additional $3.7 million irrevocable letter of credit to the landlord. For another location, we provided an $800,000 letter of credit during 2000 that expires in 2007 to secure our obligations. These letters of credit are or will be collateralized by a restricted investment deposit that is reflected in long-term assets. In conjunction with the lease, we also granted a warrant to the landlord to purchase up to 95,901 shares of our common stock at a purchase price of $8.91 per share.

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

We license software from two vendors that require a minimum commitment of $1.4 million in each of 2001 and 2002, and $1.2 million in 2003.

We have committed to spend $30.0 million over the five-year period from June 2002 through June 2007 for advertising services with News Corporation's affiliates in the United States. As of June 30, 2001, we had spent $0.6 million under this arrangement.

We expect that the source of funds to meet these commitments will come from cash on hand, from working capital, and from cash flows from future operations, together with additional funds that we are seeking to raise through public or private financings.

Our future capital requirements will depend on a variety of factors, including market acceptance of our wireless applications and service, the resources we devote to develop, market, sell and support our current and future applications and service offerings, whether mobile devices on which our wireless applications and service operates become available through other sources or whether we need to develop and market them ourselves and a myriad of other factors. We will continue to make capital expenditures to support our expected growth in operations and our related infrastructure. We believe that our cash and cash equivalents, together with vendor, bank and partner financing that we are seeking, will provide sufficient capital to fund our operations through March 31, 2002 if our assumptions about our revenues and expenses are generally accurate. Since we have a limited operating history, however, we cannot be certain that those assumptions will prove to be accurate. We expect to devote substantial capital resources over the next 24 months:

    -    to further develop our wireless applications and service offerings;

    - to expand our wireless applications and services to new mobile devices, platforms, networks and markets;

    -    for customer support; and

    -    for general corporate purposes.

We anticipate requiring additional funds within the next nine months to continue the development and operation of our business. We do not expect to achieve positive cash flows from operations until 2003, so we will likely need to raise additional funds in the future through public or private financings or other similar arrangements. The capital markets have become increasingly constrained since the beginning of this year, which has adversely affected the ability of many companies, in particular early stage companies like ours, to raise capital. Additional financing may not be available on acceptable terms, if at all, and the inability to obtain that financing could adversely affect the continued operation of our business. Without the proceeds from future financings, we would likely continue to implement material changes to our business plan to conserve cash resources, including staff reductions and other spending reductions. If additional funds are raised through the issuance of equity securities or securities convertible into equity, dilution to existing stockholders may result and, if our stock price remains depressed, could be significant. If insufficient funds are available, we may not be able to continue to operate our business in an effective manner or to compete effectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to Reseller of the Vendor's Products", which is effective for annual or interim financial statements for periods beginning after December 15, 2001. The issue addresses whether consideration from a vendor to a reseller of the vendor's products is an adjustment of the selling price and should therefore be deducted from revenue or a cost incurred by the vendor for assets or services received. We are currently assessing but have not yet determined the impact of EITF 00-25 on our results of operations.

In July 2001, the FASB issued SFAS No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after March 15, 2001. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS 142 on our financial position and results of operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

The following important factors, among other things, could cause our actual operating results to differ materially from those indicated or suggested by forward-looking statements made in this report on Form 10-Q or presented elsewhere by management from time to time.

FACTORS RELATED TO OUR BUSINESS

IF WE DO NOT HAVE SUFFICIENT CAPITAL TO FUND OUR OPERATIONS, WE MAY BE FORCED TO IMPLEMENT SIGNIFICANT REDUCTIONS IN THE MANNER IN WHICH WE CONDUCT BUSINESS, INCLUDING WORKFORCE REDUCTIONS, AND FOREGO ATTRACTIVE BUSINESS OPPORTUNITIES.

We believe that our cash and investments, together with vendor, bank and partner financing that we expect to obtain, will provide sufficient capital to fund our operations through March 31, 2002 if our assumptions about our revenues and expenses are generally accurate. Since we have a limited operating history, we cannot be certain that those assumptions will prove to be accurate. If those assumptions are not correct, we may require additional funding prior to that date. Our actual funding requirements may differ materially as a result of many factors, including the development of new products and technologies and the continued growth of the Company. Even if we are successful funding our operations through March 31, 2002, we do not expect to achieve positive cash flows from operations until 2003, so we will likely need to raise additional funds in the future through public or private financings or other similar arrangements. The capital markets have become increasingly constrained since the beginning of this year, which has adversely affected the ability of many companies, in particular early stage companies like ours, to raise capital. Additional financing may not be available on acceptable terms, if at all, and the inability to obtain that financing could adversely affect the continued operation of our business. Without the proceeds from future financings, we would likely continue to implement material changes to our business plan to conserve cash resources, including staff reductions and other spending reductions. If additional funds are raised through the issuance of equity securities or securities convertible into equity, dilution to existing stockholders may result and, if our stock price remains depressed, could be significant. If insufficient funds are available, we may not be able to continue to operate our business in an effective manner or to compete effectively.

WE HAVE A HISTORY OF LOSSES SINCE OUR FORMATION, EXPECT TO INCUR SIGNIFICANT OPERATING EXPENSES AND LOSSES IN THE FUTURE AS WE ROLL-OUT OUR WIRELESS APPLICATIONS AND SERVICES AND MAY NEVER ACHIEVE OR SUSTAIN PROFITABILITY.

We have never been profitable, and if we continue to incur net losses, our stock price will likely suffer. Through June 30, 2001, we had generated only $22.0 million of revenue and had an accumulated deficit of approximately $200.3 million. We have incurred increasing losses and had an operating loss for the six month period ended June 30, 2001 of $72.2 million and an earnings (loss) before interest, taxes, depreciation and amortization (including amortization of deferred stock compensation) ("EBITDA") of $(55.8) million for that same period. We do not expect to achieve positive cash flows from operations until 2003. We also anticipate that we will continue to incur significant expenses as we continue to expand our research and development programs, extend our wireless applications and service to new platforms and devices and enhance our administrative operations. Since we have only limited experience in managing our business, these efforts may prove more expensive than we currently anticipate. We cannot predict if we will ever achieve profitability and if we do, we may not be able to sustain or increase our profitability.

WE HAVE MODIFIED OUR BUSINESS STRATEGY TO FOCUS MORE ON THE APPLICATION SERVICES AND ENTERPRISE MARKETS. PENETRATING THESE MARKETS REQUIRES MARKETING, PRODUCT DEVELOPMENT AND OTHER EFFORTS THAT MAY BE DIFFERENT FROM THE APPROACH THAT WE PURSUED WHEN WE WERE SOLELY SELLING OUR SERVICE DIRECTLY TO INDIVIDUALS. OUR ABILITY TO PENETRATE THE APPLICATION SERVICES AND ENTERPRISE MARKETS IS UNTESTED AND WE MAY BE UNABLE TO DO SO IN A PROFITABLE AND TIMELY MANNER.

We had 42,000 subscribers for our OmniSky-branded service as of June 30, 2001, nearly all of which were mobile professionals who had purchased our service through retail channels or from our Web site. At the end of 2000, we began several initiatives to offer our applications and services to wireless carriers, online service providers, hardware manufacturers and other third parties and to extend our business into the enterprise market. That extension of our business requires that we modify our marketing, product development and related efforts to more properly align our resources with the needs of those potential customers. While we have entered into several enterprise transactions, we do not have any material enterprise customers at this time. In addition, while we are actively engaged in discussions with various third parties regarding their purchase of applications and services from us, except for our relationships with Verizon Wireless and AOL Time Warner we do not, at this time, have any material agreements with such third parties to sell our applications and services to them.

WE HAVE A LIMITED OPERATING HISTORY, HAVING LAUNCHED OUR WIRELESS SERVICE NATIONALLY IN MAY 2000 AFTER SEVERAL MONTHS OF BETA TESTING. IT MAY, THEREFORE, BE DIFFICULT FOR YOU TO EVALUATE OUR BUSINESS AND FUTURE PROSPECTS.

We founded our company in May 1999 and formally launched our wireless service nationally in May 2000. As a result of our limited operating history, your evaluation of our business is more difficult. Since our wireless service is still relatively new and we have limited meaningful historical data upon which to base our planned operating expenses, and even less historical data as we shift the focus of our business to the applications services market, it is difficult for us and for you to assess whether our business will be profitable or whether we will be able to adjust our business model to meet the demands of our users and customers over time. When making an investment decision regarding our Company, you should consider the risks, expenses and difficulties that may be encountered or incurred by us as a young company in a new and rapidly evolving market.

IF WE ARE UNABLE TO INCREASE SUBSTANTIALLY THE NUMBER OF OUR SUBSCRIBERS IN THE FUTURE, WE WILL BE UNABLE TO GENERATE THE INCREASED REVENUE NECESSARY TO ACHIEVE PROFITABILITY.

We will have to increase substantially the number of our subscribers, whether through direct sales to consumers under the OmniSky brand or indirectly through carriers, online service providers and others who may resell all or portions of our service to their end-users, in order to achieve profitability. In addition to increasing our subscriber base, we will have to limit the number of subscribers who deactivate our service. Adding new subscribers will depend to a large extent on the success of our applications and services and the future development by manufacturers of mobile devices that support our wireless applications and services and that are widely accepted by consumers. Limiting the number of customer deactivations requires that we provide our subscribers with a favorable and cost-effective experience in using our wireless service. Our subscribers' experience may be unsatisfactory to the extent that our service malfunctions or our wireless interface, customer care efforts or other aspects of our wireless service do not meet our subscribers' expectations.

WE MOVED OUR OPERATIONS INTO A SINGLE LOCATION IN SAN FRANCISCO IN APRIL 2001. WE HAVE DETERMINED WE NEED TO SUBLEASE CERTAIN OFFICE SPACE. OUR INABILITY TO SUBLEASE THIS OFFICE SPACE IN A TIMELY MANNER, AND ON TERMS THAT ARE FAVORABLE TO US, COULD ADVERSELY AFFECT OUR FINANCIAL POSITION.

In order to reduce our costs, we will need to attempt to sublease, assign or otherwise divest ourselves of significant obligations under various real estate leases. These leases represent a significant portion of our operating expenses on an ongoing basis. If we are unable to decrease these expenses in the anticipated time frame, it could have a material adverse effect on our business, operating results and financial condition.

During April 2001, we moved to new office space that has significantly increased our occupancy costs. In order to reduce our costs, we are currently considering various options regarding our office locations, including subleasing, assigning, terminating or otherwise divesting ourselves of significant obligations under our various real estate leases. We cannot, at this time, determine the likelihood that we will pursue one or more of the options we are exploring. If we do pursue one or more of these options, we could incur a charge against our earnings during the remainder of 2001 in the range of zero to $85 million. We have begun to market our excess space, but we cannot be certain that we will be able to obtain a creditworthy subtenant in a timely manner for any of our space. Unless our landlords relieve us from our obligations under various leases to which we remain subject, we will remain responsible for the payments on those leases. This would adversely affect our financial condition.

WE RELY UPON WIRELESS NETWORKS OWNED AND OPERATED BY OTHERS TO DELIVER OUR OMNISKY-BRANDED WIRELESS SERVICE TO CONSUMERS. IF WE DO NOT HAVE CONTINUED ACCESS TO SUFFICIENT CAPACITY ON RELIABLE WIRELESS NETWORKS, WE MAY BE UNABLE TO DELIVER THAT WIRELESS SERVICE AND OUR SALES COULD DECREASE.

We rely on wireless carriers to transmit our OmniSky-branded wireless service to our subscribers and must purchase airtime from them for that purpose. Our ability to grow and achieve profitability depends partly on our ability to obtain sufficient capacity, at reasonable prices, on the networks of those carriers, including AT&T Wireless Services and Verizon Wireless, and on the reliability, compatibility and security of their systems. We depend on these networks to provide uninterrupted service and would not be able to satisfy our customers' needs if these carriers fail to provide the required capacity or needed levels of service. In addition, our expenses would increase and our profitability could be materially adversely affected if wireless carriers were to increase the prices of their services and we were unable to pass along increased prices to our customers. Some of these wireless carriers are, or could become, our competitors and if they compete with us they may refuse to provide us with access to their networks.

OUR BUSINESS DEPENDS ON THE COMPATIBILITY OF THE WIRELESS MODEMS USED TO RECEIVE OUR WIRELESS SERVICE WITH MOBILE DEVICES. CURRENTLY, WE ONLY OFFER A WIRELESS MODEM COMPATIBLE WITH THE PALM V AND VX AND HANDSPRING VISOR PLATINUM, VISOR PRISM AND VISOR EDGE MOBILE DEVICES. IF THE FORMS OF THE MOBILE DEVICES ON WHICH WE PROVIDE SERVICE OR THE METHODS BY WHICH THE MODEM CAN BE ATTACHED TO THOSE DEVICES CHANGE, WE MAY INCUR SIGNIFICANT COSTS TO MAINTAIN THE COMPATIBILITY OF THE WIRELESS MODEMS WITH THOSE DEVICES.

In order to use our wireless service, our subscribers must attach their mobile device to a wireless modem. At this time, the wireless modems we offer are compatible only with the Palm V and Vx and Handspring Visor Platinum, Visor Prism and Visor Edge mobile devices. Some manufacturers of mobile devices, such as Hewlett-Packard, Compaq and Casio, offer their own wireless modem for their devices. If we are unsuccessful in our efforts to become compatible with mobile devices introduced in the future, our business may fail. We do not have an agreement with any of the mobile device manufacturers regarding the compatibility of the wireless modem that our subscribers use with their devices. We have designed and developed the modems that we principally rely upon at this time with the assistance of Novatel Wireless Inc., an independent modem manufacturer. Mobile devices evolve quickly and can become obsolete in a short period of time. For example, since the introduction of the Palm V and Vx, Palm has introduced the Palm VII, the m100 and the m500 series of devices and is likely to continue to introduce new versions of its mobile devices with which the wireless modems we currently use are not compatible. We have taken significant inventory write-offs in the past year with respect to our modem inventory, as we describe more fully in the footnotes to our consolidated financial statements. In order to offer our wireless service on new mobile devices introduced in the future, we may need to develop or have developed new modems and arrange for their manufacture. To the extent that manufacturers of mobile devices change the form of their mobile devices or modify the serial ports by which the modem attaches, we may need to modify the wireless modems we use to maintain the compatibility of our wireless service with these mobile devices. Any modification to the wireless modems we use may involve significant research and development and production costs as well as long lead-times resulting in lost revenue.

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

We rely on technologies that we have licensed from Palm, Inc. and Aether Systems, Inc. to provide our subscribers with access to content that has not been optimized for use on mobile devices, which we believe is an important aspect of the wireless service that we provide. If we did not have those licenses, we would not be able to deliver non-optimized content to our subscribers without finding replacements for those technologies. While we believe that we could find replacement technologies, we might not be able to obtain those technologies on terms and conditions that are as favorable to us as our current arrangements with Palm and Aether. Our license agreement with Palm for its technology that helps to modify non-optimized content, which is known as its "web clipping technology," expires in 2005, with automatic one year renewals if neither party objects at least six months prior to the scheduled expiration date. The Palm license may also be terminated for material breaches. Our license with Aether for its pertinent technology is perpetual but may be terminated if a material breach occurs which is not cured within 30 days after receipt of notice. Both of those licenses are non-exclusive.

WE DO NOT YET SUPPORT ALL INTERNET EMAIL PROTOCOLS. POTENTIAL SUBSCRIBERS MAY DECIDE NOT TO USE OUR SERVICE IF WE DO NOT SUPPORT THE EMAIL SYSTEM THAT THEY ARE CURRENTLY USING, WHICH COULD LIMIT OUR SUBSCRIBER GROWTH OVER TIME.

Our subscribers have access, through our service, to "post office protocol 3," or POP3, email accounts that they may have with other Internet service providers, as well as email accounts that our subscribers may have with companies such as Yahoo! and AOL. During the second half of 2001, we intend to support the Internet email protocol known as "IMAP". Individuals who rely on Internet email protocols such as "MAPI," which is a different Internet protocol for sending and receiving email, will not be able to access those email accounts through our service without the benefit of additional specialized software. As a result, potential subscribers who do not use POP3 email accounts, or, by the second half of 2001, IMAP-based email accounts, or who do not have accounts with Yahoo! or AOL, may be less likely to subscribe to our service. Although we expect over time to support many Internet email protocols, our current lack of support for some Internet email protocols could inhibit our subscriber growth and adversely affect our revenue growth over time.

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

In designing, developing and supporting our wireless applications and services, we rely on third parties to provide many of the products and services that are essential to delivering those applications and services. As a result of the critical business functions performed for us by third parties, we may have less control over our results of operations than if we performed all of those functions by ourselves. We rely on:

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

OVER THE PAST SEVERAL MONTHS, WE HAVE INTRODUCED NEW SYSTEMS AND EFFECTED OTHER CHANGES TO ADDRESS OUR RAPID GROWTH. THAT GROWTH HAS PLACED A SIGNIFICANT STRAIN ON OUR MANAGEMENT AND RESOURCES.

We have grown from 25 employees as of December 31, 1999 to 309 as of June 30, 2001. During that period, we also began to introduce new internal accounting systems, began to prepare for the national launch of our wireless service, which included testing various technologies and coordinating the national media campaign for our wireless service, leased additional office space and undertook many other initiatives in connection with the ongoing development of our business. Our growth has placed, and any further growth is likely to continue to place, a significant strain on our management and resources. Our ability to achieve and maintain profitability will depend on our ability to manage our growth effectively and implement and expand operational and customer support systems. We may not be able to augment or improve existing systems and controls or implement new systems and controls to respond to any future growth. We may also face difficulties integrating and collecting information from third-party providers that we need to manage our business effectively. In addition, future growth may result in increased responsibilities for our management personnel, which may limit their ability to effectively manage our business.

SUBSCRIBERS MUST INSTALL OUR USER INTERFACE ON THEIR MOBILE DEVICE TO RECEIVE OUR WIRELESS APPLICATIONS AND SERVICES. IF THAT USER INTERFACE CONTAINS DEFECTS OR ERRORS, OUR REPUTATION WOULD BE ADVERSELY AFFECTED.

Our wireless applications and services depend on software in our network and a user interface that is installed on users' mobile devices. The technology necessary to support our wireless applications and services is complex and must meet stringent technical requirements. Applications and services that are as complex as ours are likely to contain undetected errors or defects, especially when first introduced or when new versions are released. In addition, our user interface may not properly operate when integrated with the systems of subscribers and content providers, or when used to deliver services to a large number of subscribers.

While we continually test our wireless applications and services for errors and work with customers to identify and correct bugs, errors in our applications and services may be found in the future. Testing for errors is complicated in part because it is difficult to simulate or fully anticipate the computing environments in which subscribers use our wireless applications and services. Our wireless applications and services may not be free from errors or defects even after they have been tested, which could result in the rejection of our applications and services and damage to our reputation, as well as lost revenue, diverted development resources and increased support costs.

WE HAVE EXPERIENCED AND MAY CONTINUE TO EXPERIENCE NEGATIVE GROSS MARGINS ON SUBSCRIBER REVENUE DERIVED FROM OUR OMNISKY-BRANDED WIRELESS SERVICE AS A RESULT OF THE FLAT MONTHLY FEE WE CHARGE OUR SUBSCRIBERS FOR UNLIMITED USAGE.

We provide subscribers to our OmniSky-branded wireless service with unlimited Internet access for a fixed monthly fee. To the extent our cost of providing unlimited Internet access to a subscriber exceeds the fixed monthly fee that we charge, we may experience negative gross margins, which negatively impacts cash flows. We have historically experienced negative gross margins to date, but because of our limited operating history, these negative gross margins have not materially affected our results of operations. However, if we are unable to generate positive gross margins in the future, our cash flows from operations would be negatively impacted, and we would be unable to achieve profitability. Our costs in delivering our OmniSky-branded wireless service depend in large part on the fees we pay to wireless carriers for transmitting that wireless service over their networks. Wireless carriers currently charge us based on the aggregate usage per month of our subscribers. One rate is charged to us while our subscribers are in their home market and a significantly higher rate is charged to us as our subscribers travel outside of their home market and incur roaming fees. Our pricing strategy contemplates that many of our subscribers will be usage-intensive subscribers and/or travel frequently outside of their home market. However, our business is new, and we have limited historical experience with which to predict usage patterns of our subscribers. If we fail to accurately predict subscribers' usage patterns outside of their home market, we may incur higher than expected roaming fees and increased costs of providing our service. The operating systems that we currently use to monitor airtime charges do not permit us to timely and effectively respond to changes in volume and geographic location of subscriber usage. Our inability to make timely changes in our overall use of airtime could directly affect our costs. While we may look to acquire or develop automated control systems to help us manage our airtime usage, we may not be able to do so in the near term on a cost-effective basis. Even if we do obtain those systems, we still may not be able to effectively monitor all subscriber usage or to improve our gross margins.

WE OFFER SUBSCRIBERS OF OUR OMNISKY-BRANDED WIRELESS SERVICE AN UNCONDITIONAL 30-DAY CUSTOMER REFUND PERIOD DURING WHICH THEY MAY CANCEL OUR WIRELESS SERVICE WITHOUT ANY COST TO THEM, ALTHOUGH WE MAY STILL INCUR SHIPPING AND OTHER COSTS THAT WE CANNOT RECOVER.

We offer subscribers of our OmniSky-branded wireless service an unconditional 30-day customer refund period within which they may test our wireless service without obligation. At the end of this period, subscribers may cancel our wireless service and receive a complete refund of their service charge. If they purchased a modem from us they would also be entitled to return the modem to us and receive a refund on their purchase price. We incur a significant amount of shipping and other product fulfillment costs in connection with such service cancellations that we will not be able to recover. Consequently, the higher the rate of service cancellation, the greater the adverse effect will be on our gross margins.

WE COMPETE WITH PALM, INC., ON WHOM WE RELY FOR TECHNOLOGY NECESSARY TO PROVIDE OUR SUBSCRIBERS WITH ACCESS TO NON-OPTIMIZED CONTENT. LICENSING TECHNOLOGY FROM A COMPETITOR COULD PLACE US AT A COMPETITIVE DISADVANTAGE IF, IN THE FUTURE, PALM DOES NOT PROVIDE US ACCESS TO NEW TECHNOLOGIES AND NEW PALM DEVICES.

We compete with Palm.Net, a service provided by Palm, Inc. To provide our subscribers with access to non-optimized content, we have licensed from Palm its web clipping technology which is an application that assists in modifying non-optimized content by reformatting text and automatically screening out graphics that would be unreadable on a mobile device. Although we have a license to use that technology for an initial five-year period, the fact that we license that technology from a competitor could place us at a competitive disadvantage. Palm, for instance, could develop other more effective technologies to which we would not have access. In addition, since our business currently depends on the compatibility of our wireless modem with the Palm V and Vx mobile devices, and since it is important that we engineer the wireless modems that we use so that they easily attach to Palm's devices, we face a competitive disadvantage in that we may not learn of changes to the Palm family of mobile devices, including possibly the form of those devices, until their commercial release. That advantage could allow Palm.Net to provide service on a device much earlier than we otherwise might be able to do.

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

Our revenues may be lower in the second and third quarters of the year. This weakness may be due to the fact that our wireless service has been highly consumer-oriented, and consumer buying is traditionally lower in these quarters. We also anticipate timing our marketing campaigns to coincide with relatively higher consumer spending in the first and fourth quarters, which would contribute to these seasonal variations. In addition, as we continue to build our business, we expect that our operating expenses will continue to increase. If revenues decrease and we are unable to reduce those costs rapidly, our operating results would be adversely affected. Over the next several quarters we expect expenses to grow more rapidly than revenues, which will hurt our quarterly operating results. As a result of seasonality and increasing operating expenses, our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. If this occurs, the price of our stock would likely decline.

WE BELIEVE THAT WE NEED TO DEVELOP MARKET AWARENESS OF OUR WIRELESS APPLICATIONS AND SERVICES TO ACHIEVE PROFITABILITY. IF WE FAIL TO DEVELOP THAT MARKET AWARENESS, WE MAY NEVER ACHIEVE PROFITABILITY.

If we are unable to develop market awareness of our wireless applications and services, we may not be able to increase our revenues by the amount necessary to achieve profitability. For the six-month period ended June 30, 2001, we incurred approximately $10.2 million in advertising expenses. We intend to invest significantly in promoting our applications and services over time, although as we transition our business toward providing applications and services to wireless carriers, online service providers, hardware manufacturers and others we anticipate that our sales and marketing expenses, as a percentage of our revenues, will decline significantly as we promote our applications and service through other more cost efficient methods. In connection with the formation of OmniSky International, we also committed to spend $30.0 million, in the aggregate, from June 2002 through June 2007 for advertising services with News Corporation's affiliates in the United States. At June 30, 2001, approximately $0.6 million had been spent, leaving us with a significant commitment that we must satisfy over time.

WE MAY SEEK TO ACQUIRE TECHNOLOGIES OR COMPANIES IN THE FUTURE TO DEVELOP OUR BUSINESS. THESE ACQUISITIONS COULD DISRUPT OUR BUSINESS AND DILUTE OUR INVESTORS' HOLDINGS.

In January and June 2001, we completed two acquisitions. We may acquire additional technologies or companies in the future to further develop our business. Entering into an acquisition entails many risks, any of which could materially harm our business, including:

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

Our future success will depend, in large part, on our ability to recruit and retain experienced research and development, sales and marketing, customer service and management personnel. Because of the technical nature of our wireless service and the dynamic market in which we compete, our performance depends on attracting and retaining highly qualified employees. Competition for these personnel in the wireless data and technology industries is intense. We are in a relatively new market and there are a limited number of people with the appropriate combination of skills needed to provide the services that our subscribers demand. In addition, new employees generally require substantial training, which requires significant resources and management attention. Even if we invest significant resources to recruit, train and retain qualified personnel, we may not be successful in our efforts.

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

On February 5, 2001, we were served, along with several other technology companies, with a complaint alleging that encryption technology we have licensed from third parties and incorporated into our service infringes third party patents. In addition, claims may be asserted in the future alleging that our current or future services infringes on third party intellectual property rights. While we have received indemnification in respect of this matter from companies that license us their encryption technology, and intend to vigorously defend against the allegations, defending these types of claims, whether they are with or without any merit or whether they are resolved in favor of or against us or our licensors, may be costly and divert management's attention and resources. We cannot predict whether third parties will assert these types of claims against us or against the licensors of technology licensed to us, or whether those claims will harm our business. As a result of these disputes, we may have to develop costly non-infringing technology, or enter into licensing agreements. These agreements, if necessary, may not be available on terms acceptable to us, or at all, which could increase our expenses or make our service less attractive to customers.

WE MAY BE SUBJECT TO LIABILITY CLAIMS THAT COULD RESULT IN SIGNIFICANT COSTS.

We may be subject to claims for damages related to any errors in our wireless applications and services, including hardware manufactured for us by third parties and failures to complete e-commerce transactions over our wireless applications and services. A major liability claim could materially adversely affect our business because of the costs of defending against these types of lawsuits, diversion of key employees' time and attention from the business and potential damage to our reputation. Our license agreements with customers contain provisions designed to limit exposure to potential liability claims. Limitation of liability provisions contained in our license agreements may not be effective under the laws of some jurisdictions. As a result, we could be required to pay substantial amounts of damages in settlement or upon the determination of any of these types of claims.

SOME OF OUR DIRECTORS AND SIGNIFICANT STOCKHOLDERS MAY HAVE CONFLICTS OF INTEREST WITH RESPECT TO CERTAIN PROJECTS THAT WE MAY PURSUE.

In addition to serving on our board, Janice Roberts and Thomas Wheeler serve on the board of Aether Systems, Inc. Aether provides wireless service to enterprises, which is similar in some respects to our service. Due to these similarities, Ms. Roberts and Mr. Wheeler may, in the course of their service on our board, be faced with issues that could pose a conflict of interest for them involving transactions or opportunities that both Aether and we might be interested in pursuing. Ms. Roberts and Mr. Wheeler would likely recuse themselves from participating in board decisions regarding those transactions and opportunities, which would deprive us of their experience and judgment. In addition, Aether, 3Com Corporation and News Corporation each hold significant amounts of our capital stock. There may be transactions which we intend to pursue that could also be of interest to those stockholders and which could therefore pose conflicts between those stockholders and us.

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

OTHER FACTORS

OUR EXISTING STOCKHOLDERS HOLD A MAJORITY OF OUR STOCK AND WILL BE ABLE TO CONTROL MATTERS REQUIRING STOCKHOLDER APPROVAL.

As of August 1, 2001, our executive officers, directors and their affiliates beneficially owned, in the aggregate, more than a majority of our outstanding capital stock. As a result, these stockholders are able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which may have the effect of delaying or preventing a third party from acquiring control over us even if our other stockholders believe that it is desirable.

WE ARE AT RISK OF SECURITIES CLASS ACTION LAWSUITS.

The stock market in general has recently experienced extreme price and volume fluctuations. The market price of our common stock has recently experienced significant volatility. In the future, the market price of our common stock may continue to fluctuate. In the past, securities class action lawsuits alleging fraud have often been filed against a company following periods of volatility in the market price of its securities. We have been named as a defendant in one class-action lawsuit, along with the underwriters for our initial public offering. The plaintiffs claim in that litigation that our registration statement and related prospectus filed in connection with our initial public offering in September 2000 contained materially false and misleading information and failed to disclose material information relating to the underwriters' allocations of shares in our initial public offering to their customers, in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934. As of August [10], 2001, we had not yet been served in that action. We intend to tender a claim to the underwriters for indemnification under the underwriting agreement for our initial public offering and intend to defend ourselves vigorously. We may in the future be the target of similar lawsuits. Regardless of its outcome, securities litigation may result in substantial costs and divert management's attention and resources, which could harm our business and results of operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our available funds for investments, which are comprised of commercial paper, government securities and corporate debt securities at June 30, 2001. We believe, however, that we are currently not subject to material interest rate risk.

Foreign Currency Risk

In 2001, we will be transacting business in various foreign currencies through our remaining international operations, and accordingly, we will be subject to exposure from adverse movements in foreign currency exchange rates. However, as both the revenues and costs of this business are primarily expected to be generated in the same currencies, we do not expect our net exposure to be significant.

We currently do not use financial instruments to hedge operating exposures in foreign currencies.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On July 6, 2000, a complaint was filed in the United States District Court for the Northern District of California captioned "Julia Butterfly Hill v. AT&T Corporation, a New York corporation; AT&T Wireless Services, Inc., a Delaware corporation; OmniSky Corporation, a Delaware corporation; TBWA/Chiat Day, a Delaware corporation; and Does I-XX, inclusive." The complaint alleges, among other things, false endorsement and false designation of origin, false and misleading advertising and misappropriation of likeness and image. We intend to defend ourselves vigorously and believe that the claims alleged are without merit.

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

During July 2001, individuals claiming to represent purported classes of similarly situated purchasers of the Company's securities filed actions in the United States District Court for the Southern District of New York against the Company and certain present officers and a director including Patrick S. McVeigh, Lawrence S. Winkler and Michael J. Malesardi. The complaint also names as defendants the following underwriters of the Company's initial public offering: Credit Suisse First Boston Corporation, Chase Securities, Inc., Donaldson, Lufkin & Jenrette Securities Corporation and Salomon Smith Barney, Inc. (the "Underwriter Defendants"). The plaintiffs claim that the Registration Statement and Prospectus filed in connection with the Company's initial public offering in September 2000 contained materially false and misleading information and failed to disclose material information relating to the Underwriter Defendants' allocations of shares in the Company's initial public offering to their customers, in violation of the Securities Act of 1933 and the Securities Exchange Act of 1934. As of August 10, 2001, we had not yet been served in this action. We intend to tender a claim to the Underwriter Defendants for indemnification under the Underwriting Agreement and intend to defend our interests vigorously. We believe that the claims alleged are without merit.

We do not believe that the resolution of any of these matters will have a material effect on our financial condition, results of operations or cash flows. No estimate can be made of the possible loss or possible range of losses associated with the resolution of these contingencies.

Except as described in the previous paragraphs, we are not currently subject to any material legal proceedings. We may from time to time, however, become a party to various legal proceedings arising in the ordinary course of our business. We also may be indirectly affected by administrative or court proceedings or actions in which we are not involved but which have general applicability to the Internet or wireless industries.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (C) RECENT SALES OF UNREGISTERED SECURITIES

In connection with our acquisition of the remaining 50% interest in OmniSky International, we issued an aggregate of 6,578,947 shares of our common stock and a warrant to purchase 929,944 shares of our common stock at a purchase price of $3.23 per share.

         (d) USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

On September 26, 2000, we sold 10,465,000 shares of our common stock in an initial public offering at a price of $12.00 per share pursuant to a Registration Statement on Form S-1 (Registration No. 333-39446) that was declared effective by the Securities and Exchange Commission on September 20, 2000. From September 26, 2000, the closing date of our initial public offering, to June 30, 2001, the ending date of the reporting period, the approximate amount of net offering proceeds used was $65.1 million for general business operations including funding of operating losses generated from the initial public offering through June 30, 2001. The remainder of the net offering proceeds was invested in restricted cash deposits, money market funds, commercial paper, government securities and corporate debt securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to a vote of security holders during the three months ended June 30, 2001:



On May 23, 2001, the Company held its 2001 Annual Meeting of Stockholders. The following matters were submitted to a vote of the stockholders:

1)   Election of directors

         Name                            Votes For              Votes Withheld
         ----                            ---------              --------------
         Lawrence S. Winkler             43,586,874                 45,119

         Thomas E. Wheeler               43,607,793                 24,200

The terms of the following directors continued after the Company's 2001 Annual Meeting of Stockholders: Lachlan K. Murdoch, Janice M. Roberts, Patrick S. McVeigh and Timothy Weller.

2) Ratification of selection of PricewaterhouseCoopers LLP as independent auditors for the fiscal year ended December 31, 2001

         Votes For          Votes Against       Votes Abstaining
         43,592,343             21,048               18,602

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

      Exhibit
      Number               Description Of Document
      ------               -----------------------
         3.1*              Amended and Restated Certificate of Incorporation

         3.2*              Bylaws

         4.1*              Specimen Common Stock Certificate

        10.1               Employment Letter for Patrick McVeigh

        10.2               Employment Letter for Lawrence Winkler

------------

* Incorporated by reference from the Company's Annual Report on Form 10-K filed on April 2, 2001.

(B) REPORTS ON FORM 8-K

On May 15, 2001, the Company filed a Form 8-K announcing the repricing of certain issued and outstanding options to purchase its common stock.

On June 8, 2001, the Company filed a Form 8-K announcing the completion of the acquisition of all outstanding membership interests of OmniSky International, LLC.

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

                SIGNATURE                                TITLE                           DATE
                ---------                                -----                           ----
     /s/    PATRICK S. MCVEIGH                Chief Executive Officer and           August 14, 2001
--------------------------------------           Chairman of the Board
            Patrick S. McVeigh               (Principal Executive Officer)


     /s/    LAWRENCE S. WINKLER          Chief Operations and Financial Officer     August 14, 2001
--------------------------------------                and Director
                                             (Principal Financial Officer)
            Lawrence S. Winkler

                                  EXHIBIT INDEX

    EXHIBIT
     NUMBER                      DESCRIPTION OF DOCUMENT
       3.1*       Amended and Restated Certificate of Incorporation

       3.2*       Bylaws

       4.1*       Specimen Common Stock Certificate

      10.1        Employment Letter for Patrick McVeigh

      10.2        Employment Letter for Lawrence Winkler

-------------

* Incorporated by reference from our Annual Report on Form 10-K filed on April 2, 2001.